Form 10-K
period 1993-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XVI
filed 1994-03-31
CIK 789950

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the fiscal year ended December 31, 1993     Commission file number 0-16516


             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
        (Exact name of registrant as specified in its charter)


                 Illinois                     36-3437938
        (State of organization)       (IRS Employer Identification No.)


900 N. Michigan Ave., Chicago, IL                 60611
(Address of principal executive office)        (Zip Code)


Registrant's telephone number, including area code 312/915-1987


Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
Title of each class                             which registered
- -------------------                     -------------------------------

        None                                             None

Securities registered pursuant to Section 12(g) of the Act:

                     LIMITED PARTNERSHIP INTERESTS
                    AND ASSIGNEE INTERESTS THEREIN
                           (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K - X

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Certain pages of the prospectus of the registrant dated August 27, 1986 as supplemented September 29, 1986, December 29, 1986, April 28, 1987, August 10, 1987 and December 22, 1987, and filed with the Commission pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933 are incorporated by reference in Part III of this Annual Report on Form 10-K.
                           TABLE OF CONTENTS




                                                               Page
                                                              -----

PART I

Item  1.     Business. . . . . . . . . . . . . . . . . . . .      1

Item  2.     Properties. . . . . . . . . . . . . . . . . . .      5

Item  3.     Legal Proceedings . . . . . . . . . . . . . . .      7

Item  4.     Submission of Matters to a Vote of Security Holders  7


PART II

Item  5.     Market for the Partnership's Limited Partnership
             Interests and Related Security Holder Matters .      7

Item  6.     Selected Financial Data . . . . . . . . . . . .      8

Item  7.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations .     14

Item  8.     Financial Statements and Supplementary Data . .     20

Item  9.     Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure. . . . .     71


PART III

Item 10.     Directors and Executive Officers
             of the Partnership. . . . . . . . . . . . . . .     71

Item 11.     Executive Compensation. . . . . . . . . . . . .     73

Item 12.     Security Ownership of Certain Beneficial Owners
             and Management. . . . . . . . . . . . . . . . .     75

Item 13.     Certain Relationships and Related Transactions.     76


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . . . .     76


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . .     79















                                   i

                                PART I

ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     The registrant, Carlyle Real Estate Limited Partnership-XVI (the "Partnership"), is a limited partnership formed in December of 1985 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in income-producing commercial and residential real property. On August 27, 1986, the Partnership commenced an offering to the public of $250,000,000 (subject to increase by up to $250,000,000) of Limited Partnership Interests (and assignee interests therein) ("Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (No. 33-3567). A total of 140,342.82534 Interests were sold to the public at $1,000 per Interest. The holders of 76,819.23 Interests were admitted to the Partnership in 1986 and the holders of 63,523.59534 Interests were admitted to the Partnership in 1987. The offering closed on December 31, 1987.
Subsequent to admittance to the Partnership, no Holder of Interests (hereinafter, a "Holder" or "Holder of Interests") has made any additional capital contribution. The Holders of Interests of the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title, leasehold estates and/or joint venture partnership interests. The Partnership's real property investments are located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate on or before December 31, 2036. Accordingly, the Partnership intends to hold the real properties it acquires for investment purposes until such time as sale or other disposition appears to be advantageous. Unless otherwise described, the Partnership expects to hold its properties for long-term investment. Due to current market conditions, the Partnership is able to determine the holding period for such properties. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties.

     The Partnership has made the real property investments set forth in the following table:

                                                                      SALE DATE OR IF OWNED
                                                                      AT DECEMBER 31, 1993,
NAME, TYPE OF PROPERTY                                DATE OF         ORIGINAL INVESTED
    AND LOCATION (e)                     SIZE         PURCHASE        CAPITAL PERCENTAGE (a)     TYPE OF OWNERSHIP
- ----------------------                ----------      --------        ----------------------     ---------------------
1. Owings Mills Shopping
    Center
    Owings Mills (Baltimore
    County), Maryland. . . .          325,000 sq.ft.  12/31/85        6/30/93                    fee ownership of land
                                          g.l.a.                                                 and improvements
                                                                                                 (through joint venture
                                                                                                 partnerships) (c)(g)
2. 125 Broad Street Building
    New York, New York . . .          1,336,000 sq.ft.12/31/85           26%                     fee ownership of
                                           n.r.a.                                                improvements and
                                                                                                 ground leasehold
                                                                                                 interest in land
                                                                                                 (through joint venture
                                                                                                 partnerships) (b)(c)(d)(f)
3. 260 Franklin Street Building
    Boston, Massachusetts. .          348,901 sq.ft.  5/21/86            12%                     fee ownership of land
                                          n.r.a.                                                 and improvements
                                                                                                 (through joint venture
                                                                                                 partnership) (b)(c)
4. Dunwoody Crossing
   Apartments
   (Phase I, II and III)(h)
    DeKalb County (Atlanta),
    Georgia. . . . . . . . .          810 units       9/18/86             5%                     fee ownership of land
                                                                                                 and improvements
                                                                                                 (through joint venture
                                                                                                 partnerships) (c)
5. NewPark Mall
    Newark (Alameda County),
    California . . . . . . .          423,748 sq.ft.  12/2/86             2%                     fee ownership of land
                                         g.l.a.                                                  and improvements
                                                                                                 (through joint venture
                                                                                                 partnerships) (c)
6. Blue Cross Building
    Woodland Hills (Los
    Angeles), California . .          421,716 sq.ft.  12/18/87        11/2/93                    fee ownership of land
                                       n.r.a.                                                    and improvements
                                                                                                 (through a joint
                                                                                                 venture partnership)
                                                                                                 (b)(c)(g)

                                                                      SALE DATE OR IF OWNED
                                                                      AT DECEMBER 31, 1993,
NAME, TYPE OF PROPERTY                                DATE OF         ORIGINAL INVESTED
    AND LOCATION (e)                     SIZE         PURCHASE        CAPITAL PERCENTAGE (a)     TYPE OF OWNERSHIP
- ----------------------                ----------      --------        ----------------------     ---------------------

7. Palm Desert Town Center
    Palm Desert (Palm Springs),
    California . . . . . . .          373,000 sq.ft.  12/23/88           20%                     fee ownership of
                                         n.r.a.                                                  improvements and
                                                                                                 ground leasehold
                                                                                                 interest in land
                                                                                                 (through joint venture
                                                                                                 partnership) (b)(c)(d)(f)

- -----------------------

  (a) The computation of this percentage for properties held at December 31, 1993 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item 7.

  (b) Reference is made to Note 3 of Notes to Combined Statements, Note 4 and the Schedule XI's to the Combined and Consolidated Financial Statements filed with this annual report for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by certain of the Partnership's real property investments.

  (c) Reference is made to Note 3 for a description of the joint venture partnership or partnerships through which the Partnership has made this real property investment.

  (d) Reference is made to Notes 3(b) and 3(h) for a description of the leasehold interests, under ground leases, in the land on which these real property investments are situated.

  (e) Reference is made to Item 8 - Schedules X and XI to the Consolidated and Combined Financial Statements filed with this annual report for further information concerning real estate taxes and depreciation.

  (f) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.

  (g) This property has been sold. Reference is made to Note 6 for further discussion of such sale.

  (h) Formerly known as Post Crest, Post Terrace and Post Crossing Apartments, respectively.

     Reference is made to Note 7 and to Note 4 of Notes to Combined Statements for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at certain of the Partnership's properties as of December 31, 1993.

     The Partnership's real property investments are subject to competition from similar types of properties (including, in certain areas, properties owned or advised by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all the investment properties held at December 31, 1993 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Corporate General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     In June 1993, the Partnership and its affiliated joint venture partner through JMB/Owings, sold their interest in the Owings Mills Shopping Center to the unaffiliated venture partner for $9,416,000 represented by a purchase price note. Reference is made to the Partnership's Report on Form 8-K (File No. 0-16516) dated June 30, 1993 which description of such sale is hereby incorporated herein by reference and to Note 6(a).

     During November 1993, the Partnership, through JMB/Warner (a joint venture with a partnership sponsored by the Corporate General Partner of the Partnership), sold the Blue Cross building for $76,909,292. The sale price consisted of $23,300,000 paid in cash at closing with the balance represented by the buyer's assumption of the existing mortgage note. Reference is made to the Partnership's Report on Form 8-K (File No. 0-16516) dated November 2, 1993, which description of such sale is incorporated herein by reference, and to Note 6(b).

     During August 1993, an affiliate of the Corporate General Partner of the Partnership assumed management of Dunwoody Crossing Apartments from an affiliate of the joint venture partner. Reference is made to Note 3(e).

     The Partnership has no employees.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.



ITEM 2.  PROPERTIES

     The Partnership owns through joint venture partnerships the interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1993 and 1992 for the Partnership's investment properties owned during 1993:

                                                                         1992                            1993
                                                             -------------------------------  ------------------------------
                                                                 At      At      At      At      At      At      At      At
                                            Principal Business  3/31    6/30    9/30   12/31    3/31    6/30    9/30   12/31
                                            ------------------  ----    ----    ----   -----    ----    ----   -----   -----
1. Owings Mills Shopping Center
    Owings Mills (Baltimore
    County), Maryland. . . . . . . . . . .  Retail               93%     92%     92%     93%     93%     N/A     N/A     N/A

2. 125 Broad Street Building
    New York, New York . . . . . . . . . .  Financial            71%     71%     72%     72%     72%     72%     72%     54%

3. 260 Franklin Street Building
    Boston, Massachusetts. . . . . . . . .  Financial            88%     93%     93%     96%     97%     98%     97%     99%

4. Dunwoody Crossing
    (Phase I, II and III)
    Apartments (a)
    DeKalb County
    (Atlanta), Georgia . . . . . . . . . .  Residential          96%     95%     96%     90%     94%     96%     93%     90%

5. NewPark Mall
    Newark (Alameda County), California. .  Retail               80%     77%     78%     75%     71%     73%     80%     81%

6. Blue Cross Office Building
    Woodland Hills (Los Angeles),
    California . . . . . . . . . . . . . .  Insurance           100%    100%    100%    100%    100%    100%    100%     N/A

7. Palm Desert Town Center
    Palm Desert (Palm Springs),
    California . . . . . . . . . . . . . .  Retail               98%     95%     93%     92%     92%     94%     96%     97%

- --------------------
     Reference is made to Item 6, Item 7, Note 7 and Note 4 of Notes to Combined Statements for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.

     (a)  Formerly known as Post Crest, Post Terrace and Post Crossing Apartments, respectively.

ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1992 and 1993.





                                PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1993, there were 16,208 record Holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. Reference is made to Article XVI of the Partnership Agreement and Sections 3 and 4 of the Assignment Agreement (included as Exhibits 3 and 4-A, respectively, filed with the Partnership's Report on Form 10-K for December 31, 1992 (File No. 0-16516) dated March 19, 1993 for provisions governing the transferability of Interests, which provisions are hereby incorporated by reference.

     Reference is made to Item 6 below for a discussion of cash distributions made to the Holders of Interests.

     Reference is made to Note 5 for a discussion of the provisions of the Partnership Agreement relating to cash distributions.

ITEM 6.  SELECTED FINANCIAL DATA
                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                           DECEMBER 31, 1993, 1992, 1991, 1990 AND 1989

                                           (not covered by Independent Auditors' Report)


                                                  1993            1992             1991            1990            1989
                                              ------------    ------------     ------------    ------------    ------------

Total income . . . . . . . . . . . . . . .     $18,822,328      20,753,488       20,600,655      20,315,714      18,954,739
                                               ===========    ============      ===========     ===========     ===========

Operating loss . . . . . . . . . . . . . .     $   547,401       1,207,558        1,909,707       1,785,254       1,604,341
Partnership's share of loss from
  operations of unconsolidated
  ventures . . . . . . . . . . . . . . . .       4,852,148      14,384,114        8,086,449       8,903,059       3,543,187
Venture partners' share of venture's
  operations . . . . . . . . . . . . . . .      (1,228,201)        (37,306)        (306,058)       (322,763)        454,178
                                               -----------    ------------      -----------     -----------     -----------
Net operating loss . . . . . . . . . . . .       4,171,348      15,554,366        9,690,098      10,365,550       5,601,706
Gain on sale of Partnership's investment
  in unconsolidated venture. . . . . . . .      (2,627,427)          --               --              --              --
Loss on sale of investment property, net
  of venture partner's share . . . . . . .         299,039           --               --              --              --
                                               -----------    ------------      -----------     -----------     -----------

Net loss . . . . . . . . . . . . . . . . .     $ 1,842,960      15,554,366        9,690,098      10,365,550       5,601,706
                                               ===========    ============      ===========     ===========     ===========

Net loss
  Net operating loss . . . . . . . . . . .     $     28.53          106.39            66.28           70.90           38.32
  Gain on sale of Partnership's investment
   in unconsolidated venture . . . . . . .          (18.53)          --               --              --              --
  Loss on sale of investment property, net
   of venture partner's share. . . . . . .            2.10           --               --              --              --
                                               -----------    ------------      -----------     -----------     -----------
Net loss . . . . . . . . . . . . . . . . .     $     12.10          106.39            66.28           70.90           38.32
                                               ===========    ============      ===========     ===========     ===========

Total assets . . . . . . . . . . . . . . .     $89,771,714     154,176,204      166,584,090     183,056,188     202,201,358
Long-term debt . . . . . . . . . . . . . .     $42,164,903      96,057,742      101,538,250     105,214,526     109,298,388
Cash distributions per Interest (d). . . .     $     34.00           34.00         32.54(c)        13.72(c)        13.72(c)
                                               ===========    ============      ===========     ===========     ===========

- -------------

  (a) The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

  (b) The net loss per Interest is based on the number of Interests outstanding at the end of each period (140,347.82534).

  (c) Pursuant to the Partnership Agreement, certain Holders of Interests received preferred distributions in an aggregate amount per Limited Partnership Interest equal to 25% of the Excess Suspended Loss (as defined), for such Holder's Interests. In 1990 and 1989, preferred distributions of either $26.28, $7.56, $1.04 or $0 per Interest were paid to Holders of Interests. In February 1991, the remaining preferred distributions were made on such Interests of either $2.96, $.82, $.07, or $0 per Interest to Holders of Interests. Such preferred distributions are not included in cash distributions per Interest for the years ended December 31, 1991, 1990 and 1989.

  (d) Cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital. Each Partner's taxable income
(loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.


SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1993



Property
- --------

125 Broad
Street             a)     The GLA historical occupancy rate
                          and average base rent per square foot
                          for the last five years were as follows:

                          Year Ending              GLA           Avg. Base Rent Per
                          December 31,        Occupancy Rate (1) Square Foot (2)
                          ------------        -----------------  ------------------
                              1989 . . . . .      99%               $34.54
                              1990 . . . . .      99%                34.83
                              1991 . . . . .      71%                42.99
                              1992 . . . . .      72%                36.64
                              1993 . . . . .      54%                49.52

                   (1) As of December 31 of each year.
                   (2) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                        Base Rent       Scheduled Lease    Lease
                   b)     Significant Tenants            Square Feet    Per Annum       Expiration Date    Renewal Option
                          -------------------            -----------    ---------       ---------------    ---------------

                          Johnson & Higgins              424,482        $16,637,142     January, 2011      N/A
                          (Insurance Broker)

                          Sullivan & Cromwell            300,912          7,946,888     35,041 sq. ft.
                          (Law Firm)                                                    September, 1996

                                                                                        265,871 sq. ft.
                                                                                        September, 1997


                   c)     The following table sets forth certain
                          information with respect to the expiration of leases for the next ten years at the 125 Broad Street:

                                                                         Annualized       Percent of
                                          Number of      Approx. Total   Base Rent        Total 1993
                          Year Ending     Expiring       GLA of Expiring of Expiring      Base Rent
                          December 31,    Leases         Leases (1)      Leases           Expiring
                          ------------    ---------      --------------- -----------      ----------

                            1994           1                  1,359       $   40,000        .11%
                            1995           -                  --              --             --
                            1996           2                 35,541        1,511,329       4.23%
                            1997           9                267,059        6,654,563      18.63%
                            1998           -                  --              --             --
                            1999           -                  --              --             --
                            2000           -                  --              --             --
                            2001           -                  --              --             --
                            2002           -                  --              --             --
                            2003           -                  --              --             --

                   (1) Excludes leases that expire in 1994 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1994.

Property
- --------

Palm Desert
Town Center        a)     The GLA historical occupancy rate
                          and average base rent per square foot
                          for the last five years were as follows:

                          Year Ending              GLA           Avg. Base Rent Per
                          December 31,        Occupancy Rate (1) Square Foot (2)
                          ------------        -----------------  ------------------

                              1989 . . . . .      98%               $18.63
                              1990 . . . . .      97%                18.40
                              1991 . . . . .      97%                19.21
                              1992 . . . . .      92%                19.51
                              1993 . . . . .      97%                18.90

                   (1) As of December 31 of each year.
                   (2) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                        Base Rent       Scheduled Lease    Lease
                   b)     Significant Tenants            Square Feet    Per Annum       Expiration Date    Renewal Option
                          -------------------            -----------    ---------       ---------------    ---------------
                          None - No single tenant
                          occupies more than 10% of
                          the total gross leasable
                          area of the building.

                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Palm Desert Town Center:

                                                                         Annualized       Percent of
                                          Number of      Approx. Total   Base Rent        Total 1993
                          Year Ending     Expiring       GLA of Expiring of Expiring      Base Rent
                          December 31,    Leases         Leases (1)      Leases           Expiring
                          ------------    ---------      --------------- -----------      ----------
                          1994            9              22,910          285,221          4.35%
                          1995            24             54,345          1,052,178        16.06%
                          1996            10             17,825          369,035          5.63%
                          1997            15             29,996          753,606          11.51%
                          1998            20             41,689          1,049,693        16.02%
                          1999            10             29,123          600,872          9.17%
                          2000            6              15,298          419,560          6.41%
                          2001            7              22,246          637,703          9.74%
                          2002            2              2,928           105,949          1.62%
                          2003            3              4,050           185,409          2.83%

                   (1)  Excludes leases that expire in 1994 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     On August 27, 1986, the Partnership commenced an offering of $250,000,000 (subject to increase by up to $250,000,000) of limited partnership interests (and assignee interests therein) pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on December 31, 1987. A total of 140,342.82534 Interests were issued by the Partnership and assigned to the public at $1,000 per Interest (fractional interests are due to a Distribution Reinvestment Program).

     After deducting selling expenses and other offering costs, the Partner-ship had approximately $120,541,000 with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and for working capital reserves. A portion of the proceeds was utilized to acquire the properties described in Item 1 above.

     At December 31, 1993, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $286,000. Such funds and short-term investments of approximately $32,618,000 were available for distributions to partners or from escrowed reserves for 260 Franklin Street as discussed below, capital improvements and funding of anticipated operating deficits at 260 Franklin Street, to the extent not funded by joint venture partners, and working capital requirements. In February 1994, the Partnership paid aggregate distributions of approximately $14,800,000 to its Partners. Reference is made to Note 10. The Partnership and its consolidated ventures have currently budgeted in 1994 approximately $574,000 for tenant improvements and other capital expenditures. The Partnership's share of such items, including its share of such items for its unconsolidated ventures is currently budgeted to be approximately $778,500. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through cash generated by the investment properties, through an obligation of a venture partner to provide preferred returns of annual cash flow with respect to the Palm Desert investment property through December 1994 and from the sale and refinancing of such properties.

     The Partnership's and its ventures' mortgage obligations are non-recourse. Therefore, the Partnership and its ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale. However, for any particular investment property that is incurring deficits, the Partnership or its ventures may seek a modification of existing indebtedness and, in the absence of a satisfactory debt modification, may decide, in light of the then existing and expected future market conditions for such investment property, not to commit additional funds to such investment property. This would result in the Partnership no longer having an ownership interest in such property and generally would result in taxable income to the Partnership with no corresponding distributable proceeds.

     There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partner(s) in an investment might become unable or unwilling to fulfill its (their) financial or other obligations, or that such joint venture partner(s) may have economic or business interests or goals that are inconsistent with those of the Partnership.

     The first mortgage loan secured by the Dunwoody Crossing Phase I and III Apartment is scheduled to mature in October 1994. The Partnership plans to refinance this note when it matures, although there can be no assurance the Partnership will be able to obtain such financing.

     In December 1992, NewPark Associates refinanced the existing indebtedness related to its shopping center with a new mortgage loan as described in Note 3(f). In addition to retiring the prior mortgage loan and the notes payable to the unaffiliated joint venture partner, the new mortgage loan, which is in the principal amount of approximately $51,000,000 and bears interest at 8.75% per annum, has provided approximately $14,000,000 of additional proceeds, a major portion of which were used to pay the costs of the renovation work described below and to provide a reserve for future tenant improvement costs at the property. The new mortgage loan matures in November 1995, subject to the right of the joint venture to extend the maturity date to November 2000 upon payment of a $250,000 fee and satisfaction of certain conditions.

     New Park Associates commenced a renovation of NewPark Mall in early 1993 and such renovation was substantially complete as of September 30, 1993. NewPark Mall may be subject to increased competition from a new mall that is expected to open in the vicinity in late 1994.

     Concerning the 125 Broad Street Building, vacancy rates in the downtown Manhattan office market have increased significantly over the last few years. As vacancy rates rise, competition for tenants increases, which results in lower effective rental rates. The increased vacancy rate in the downtown Manhattan office market has resulted primarily from layoffs, cutbacks and consolidations by many of the financial service companies which, along with related businesses, dominate this submarket. The Partnership believes that these adverse market conditions and the negative impact on effective rental rates will continue over the next few years. The depressed market in downtown Manhattan has significantly affected the 125 Broad Street Building as the occupancy has decreased to 54% at December 31, 1993 partially as a result of a major tenant vacating 395,000 square feet (30% of the building) at the expiration of its lease during 1991. Additionally, in October 1993, the joint venture owning the building, 125 Broad Street Company ("125 Broad") entered into an agreement with Salomon Brothers, Inc. to terminate its lease covering approximately 231,000 square feet (17% of the building) at the property on December 31, 1993 rather than its scheduled termination in January 1997. In consideration for the early termination of the lease, Salomon Brothers, Inc. paid 125 Broad approximately $26,500,000 plus interest thereon of approximately $200,000, which 125 Broad in turn paid its lender to reduce amounts outstanding under the mortgage loan. In addition, Salomon Brothers, Inc. paid JMB/125 $1,000,000 in consideration of JMB/125's consent to the lease termination. The property will be adversely affected by lower than originally expected effective rental rates to be achieved upon releasing of the space. The low effective rental rates coupled with the lower occupancy during the releasing period are expected to result in the property operating at a significant deficit in 1994 and for the next several years. The unaffiliated venture partners (the "O&Y partners"), who are affiliates of Olympia & York Developments, Ltd. ("O&Y"), are obligated to fund (in the form of interest-bearing loans) operating deficits and costs of lease-up and capital improvements through the end of 1995. However, as discussed below, the O&Y partners are in default in respect to certain of their funding obligations, and it appears unlikely that the O&Y partners will fulfill their obligations to 125 Broad and JMB/125. Releasing of the vacant space will depend upon, among other things, the O&Y partners advancing the costs associated with such releasing since JMB/125 does not intend to contribute funds to the joint venture to pay such costs. The O&Y partners have made outstanding loans to the joint venture of approximately $14,650,000 as of December 31, 1993. Such loans, which are non-recourse to JMB/125, are payable out of cash flow from property operations or sale or refinancing proceeds. Based on the facts discussed above and as described more fully in Note 3(b), the joint venture recorded a provision for value impairment as of December 31, 1991 to reduce the net book value of the 125 Broad Street Building to the then outstanding balance of the related non-recourse financing and O&Y partner loans due to the uncertainty of the joint venture's ability to recover the net carrying value of the investment property through future operations or sale.

     O & Y and certain of its affiliates have been involved in bankruptcy proceedings in the United States and Canada and similar proceedings in England. Subsequent to December 31, 1992, O & Y emerged from bankruptcy protection in Canada. In addition, a reorganization of the management of the company's United States operations has been completed, and certain O&Y affiliates are in the process of renegotiating or restructuring various loans affecting properties in the United States in which they have an interest. In view of the present financial condition of O&Y and its affiliates and the anticipated deficits for the property as well as the existing defaults of the O&Y partners, it appears unlikely that the O&Y partners will meet their financial and other obligations to JMB/125 and 125 Broad.

     The O&Y partners have failed to advance necessary funds to 125 Broad as required under the joint venture agreement, and as a result, the joint venture defaulted on its mortgage loan which has an outstanding principal balance of approximately $277,000,000 in June 1992 by failing to pay approximately $4,722,000 of the semi-annual interest payment due on the loan. In addition, during 1992 affiliates of O&Y defaulted on a "takeover space" agreement with Johnson & Higgins, Inc. ("J&H"), one of the major tenants at the 125 Broad Street Building, whereby such affiliates of O&Y agreed to assume certain lease obligations of J&H at another office building in consideration of J&H's leasing space in the 125 Broad Street Building. As a result of this default, J&H has offset rent payable to 125 Broad for its lease at the 125 Broad Street Building in the amount of approximately $28,600,000 through December 31, 1993, and it is expected that J&H will continue to offset amounts due under its lease corresponding to amounts by which the affiliates of O&Y are in default under the "takeover space" agreement. As a result of the O&Y affiliates' default under the "takeover space" agreement and the continuing defaults of the O&Y partners to advance funds to cover operating deficits, as of the end of 1993, the arrearage under the mortgage loan had increased to approximately
$48,180,000.   However, as discussed above, approximately $26,700,000 was remitted to the lender in October 1993 in connection with the early termination of the Salomon Brothers lease, and was applied towards the mortgage principal for financial reporting purposes. Due to their obligations relating to the "takeover space" agreement, the affiliates of O&Y are obligated for the payment of the rent receivable associated with the J&H lease at the 125 Broad Street Building. Based on the continuing defaults of the O&Y partners, the joint venture has reserved the entire rent offset by J&H, $19,300,000 and $9,300,000 in 1993 and 1992, respectively, and has also reserved approximately $32,600,000 of accrued rents receivable relating to such J&H lease, since the ultimate collectability of such amounts depends upon the O&Y partners' and the O&Y affiliates' performance of their obligations. The Partnership's share of such losses was approximately $3,725,000 and $8,106,000 for 1993 and 1992, respectively, and is included in the Partnership's share of loss from operations of unconsolidated ventures. The O&Y partners have attempted to negotiate a restructuring of the mortgage loan with the lender in order to reduce operating deficits of the property. In view of, among other things, the significant operating deficits which the property is expected to incur during 1994 and for the next several years, it is unlikely that a restructuring of the mortgage loan will be obtained. The loan restructuring is part of a larger restructuring with the lender involving a number of loans secured by various properties in which O&Y affiliates have an interest. JMB/125 has notified the O&Y partners that their failure to advance funds to cover the operating deficits constitutes a default under the joint venture agreement.

     Accordingly, it appears unlikely the O&Y partners will fulfill their obligations to 125 Broad and JMB/125. Therefore, it appears unlikely that 125 Broad will be able to restructure the mortgage loan, and JMB/125 is not likely to commit any significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property. If this event were to occur, the Partnership would recognize a net gain for financial reporting and Federal income tax purposes without any corresponding distributable proceeds. In addition, under certain circumstances JMB/125 may be required to make an additional capital contribution to 125 Broad in order to make up a deficit balance in its capital account. Reference is made to Note 3(b).

     The office market in the Financial District of Boston remains competitive due to new office building developments and layoffs, cutbacks and consolidations by financial service companies. The effective rental rates achieved upon releasing have been substantially below the rates which were received under the previous leases for the same space. In December 1991, 260 Franklin, the affiliated joint venture, reached an agreement with the lender to modify the long-term mortgage note secured by the 260 Franklin Street Building. The property is currently expected to operate at a deficit for 1994 and for several years thereafter. The loan modification required that the affiliated joint venture establish an escrow account for excess cash flow from the property's operations (computed without a deduction for property management fees and leasing commissions to an affiliate) to be used to cover the cost of capital and tenant improvements and lease inducements which are the primarily components of the anticipated operating deficits noted above, as defined, with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender. Beginning January 1, 1992, 260 Franklin began escrowing the payment of property management fees and lease commissions owed to an affiliate of the Corporate General Partner pursuant to the terms of the debt modification, which is more fully described in Note 3(d), and accordingly, such fees and commissions remained unpaid. The Partnership's share of such fees and lease commissions is approximately $102,000 at December 31, 1993. In 1995, the leases of tenants occupying approximately 107,000 square feet (approximately 31% of the property) at the 260 Franklin Street Building expire. It is anticipated that there will be significant cost related to releasing this space. In addition, the long-term mortgage loan matures January 1, 1996. If the Partnership is unable to refinance or extend the mortgage loan, the Partnership may decide not to commit any significant additional funds. This may result in the Partnership no longer having an ownership interest in the property. This would result in the Partnership recognizing a gain for financial reporting purposes.

     In June 1993, JMB/Owings sold its interest in the Owings Mills Shopping Center for $9,416,000 represented by a purchase price note. Reference is made to Note 6(a).

     The Partnership received (through joint ventures with affiliates) its specified cash returns relating to the Owings Mills Shopping Center (through the date of sale) and the Palm Desert Town Center, which were funded by unaffiliated venture partners pursuant to the terms of the joint venture agreements. In addition, the Partnership is receiving cash distributions from operations of the Dunwoody Crossing Apartments and NewPark Mall.

     R.H. Macy's & Co., Inc. and affiliated entities, which are the owners of Macy's, Bullock's and Bullock's Wilshire stores, filed for protection under Chapter XI of the Bankruptcy Act in January 1992. The Macy's store at Newpark Mall and the Bullock's and Bullock's Wilshire stores at Palm Desert Town Center have continued to operate since the bankruptcy filing. The stores have continued to pay their required contributions towards common area expenses since the filing. It is not currently expected that the bankruptcy proceedings will have a significant adverse impact on the Partnership. Palm Desert Town Center did not incur any significant damage as a result of the January 1994 earthquake in southern California.

     On November 2, 1993, the Partnership through JMB/Warner Center Associates ("JMB/Warner") sold the Blue Cross Building to an unaffiliated buyer for a sale price of $76,909,292 of which the Partnership's share was $57,061,733. The sales price consisted of $23,300,000 (before costs of sale) paid in cash at closing and the assumption by the purchaser of the existing mortgage note having an unpaid amount of $53,609,292. Reference is made to Note 6(b). In February 1994, the Partnership made cash distributions to the Limited Partners that included $100 per Interest from proceeds received in connection with the sale of the Blue Cross Building. Because the cash flow from the Blue Cross Building was a significant portion of the Partnership's total operating cash flow, distributions from operations subsequent to the sale will be substantially reduced.

     In response to the weakness of the economy and the limited amount of available real estate financing in particular, the Partnership is taking steps to preserve its working capital. Therefore, the Partnership is carefully scrutinizing the appropriateness of any discretionary expenditures, parti-cularly in relation to the amount of working capital it has available. By conserving working capital, the Partnership will be in a better position to meet future needs of its properties without having to rely on external financing sources.

     The General Partners had deferred through December 31, 1992, their receipt of partnership management fees and distributions of net cash generated from operations. Beginning in 1993, the General Partners are receiving partnership management fees and distributions of net cash generated from operations. The cumulative amount of such deferrals at December 31, 1993 was $2,372,056. Such amount does not bear interest and is payable from net cash generated from future operations and sales at such time as the General Partners determine. Reference is made to Note 8.

     Due to the factors discussed above and the general lack of buyers of real estate today, it is likely that the Partnership may hold some of its investment properties longer than originally anticipated in order to maximize the recovery of its investments and any potential for returns thereon. Also, in light of the current severely depressed real estate markets, it currently appears that the Partnership's goal of capital appreciation will not be achieved. Although the Partnership expects to distribute from sale proceeds some portion of the Limited Partners' original capital, without a dramatic improvement in market conditions, the Limited Partners will not receive a full return of their original investment.

RESULTS OF OPERATIONS

     At December 31, 1992 and 1991, the Partnership owned an interest in seven operating investment properties. During 1993, the Partnership sold its interests in the Blue Cross Building and the Owings Mills Shopping Center (reference is made to Note 6). Reference is made to Notes 2 and 3 for a description of agreements which the Partnership, either directly or through joint venture partnerships, has entered into with sellers or affiliates of sellers of the Partnership's properties for the operation and management of such properties.

     The increase in short-term investments at December 31, 1993 as compared to December 31, 1992 primarily is due to the temporary investment of the net sales proceeds from the sale of the Blue Cross Office Building which were partially distributed in February 1994. Reference is made to Notes 6(b) and 10.

     The decrease in investment property, net of accumulated depreciation, deferred expenses and long-term debt less current portion at December 31, 1993 as compared to December 31, 1992 and increase in loss on sale of investment property for the year ended December 31, 1993 are primarily due to the sale of the Blue Cross Building in November 1993. Reference is made to Note 6(b).

     The decrease in venture partner's deficit in venture, current portion of long-term debt, accrued interest at December 31, 1993 as compared to December 31, 1992 and the decrease in mortgage and other interest for the year ended December 31, 1993 as compared to December 31, 1992 and for December 31, 1992 as compared to December 31, 1991 are primarily due to the unaffiliated venture partners' required capital contribution made in January 1993 to fund the annual debt service installment on the purchase price note secured by the Palm Desert Town Center. The purchase price note was paid in full with the January 1993 installment payment. Reference is made to Note 3(h).

     The changes in the Partnership's investments in unconsolidated ventures at December 31, 1993 as compared to December 31, 1992 and the decrease in the Partnership's share of loss from operations of unconsolidated ventures and gain on sale of Partnership's investment in unconsolidated venture for the year ended December 31, 1993 as compared to the year ended December 31, 1992 is primarily due to the sale of the Partnership's interest in Owings Mills and a decrease in the share of loss attributable to 125 Broad as a result of the Salomon Brothers lease termination payment in 1993 as discussed in the Liquidity and Capital Resources section above. The increase in Partnership's share of loss from unconsolidated ventures for the year ended December 31, 1992 as compared to the year ended December 31, 1991 is primarily due to activity at the 125 Broad Street office building including recognition of losses relating to J&H receivables in 1992 and a decrease in rental income as a result of a major tenant vacating a large portion of its space in 1991. Reference is also made to Notes 3(b) and 6(a).

     The decrease in rental income for the year ended December 31, 1993 as compared to December 31, 1992 is primarily due to the sale of the Blue Cross Building in November 1993. Reference is made to Note 6(b). The increase in rental income and venture partners share of ventures' operations for the year ended December 31, 1992 as compared to the year ended December 31, 1991 is primarily due to an increase in rental income recognized pursuant to the terms of the triple net lease at the Blue Cross Office Building. Reference is made to Note 3(g).

     The decreases in interest income for the year ended December 31, 1993 as compared to the year ended December 31, 1992 and for December 31, 1992 as compared to December 31, 1991 are primarily due to the Partnership earning lower interest rates on its interest bearing U.S. Government obligations.

     The decrease in mortgage and other interest for the year ended December 31, 1993 as compared to December 31, 1992 and for December 31, 1992 as compared to December 31, 1991 are primarily due to lower outstanding principal balances as a result of the annual debt service payments paid in January on the purchase price note secured by the Palm Desert Town Center described above and partial year interest expense relating to the Blue Cross Building.

      The decrease in depreciation for the year ended December 31, 1993 as compared to the years ended December 31, 1992 and 1991 is primarily due to certain operating equipment being fully depreciated as of December 1992 at the Blue Cross Building and the sale of the Blue Cross Building in November 1993.

     The decrease in property operating expenses for the years ended December 31, 1993 and 1992 as compared to the year ended December 31, 1991 is primarily due to (i) the write-off of certain tenant accounts receivables at the Palm Desert Town Center in 1991 and (ii) an increase in ground lease payments during 1991 resulting from increased revenues at the Palm Desert Town Center.

     The increase in venture partner's share of ventures' operations for the year ended December 31, 1993 a compared to the year ended December 31, 1992 is primarily due to the allocation in 1993 of operating losses to the venture partner to JMB/PDTC Associates in 1993 in accordance with the venture agreement. The increase in venture partners' share of venturers' operations for the year ended December 31, 1992 as compared to the year ended December 31, 1991 is primarily due to an increase in rental income recognized pursuant to the terms of the triple net lease at the Blue Cross Building in 1992.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     To the extent that inflation in future periods does have an adverse impact on property operating expenses, the effect will generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, the effect on operating earnings generally will depend upon whether the properties are substantially occupied. In addition, substantially all of the leases at the Partnership's shopping center investments contain provisions which entitle the property owner to participate in gross receipts of tenants above fixed minimum amounts.

     Future inflation may also cause capital appreciation of the Partnership's investment properties over a period of time to the extent that rental rates and replacement costs of properties increase.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                                 INDEX

Independent Auditors' Report
Consolidated Balance Sheets, December 31, 1993 and 1992
Consolidated Statements of Operations, Years ended December 31, 1993, 1992 and 1991
Consolidated Statements of Partners' Capital Accounts (Deficits),
  Years ended December 31, 1993, 1992 and 1991
Consolidated Statements of Cash Flows, Years ended December 31, 1993, 1992 and 1991
Notes to Consolidated Financial Statements

                                              Schedule
                                              --------

Supplementary Income Statement Information .      X
Consolidated Real Estate and Accumulated
  Depreciation . . . . . . . . . . . . . . .      XI


Schedules not filed:

     All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.




             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                    CERTAIN UNCONSOLIDATED VENTURES

                                 INDEX

Independent Auditors' Report
Combined Balance Sheets, December 31, 1993 and 1992
Combined Statements of Operations, Years ended December 31, 1993, 1992 and 1991
Combined Statements of Partners' Capital Accounts (Deficits),
  Years ended December 31, 1993, 1992 and 1991
Combined Statements of Cash Flows, Years ended December 31, 1993, 1992 and 1991
Notes to Combined Financial Statements

                                              SCHEDULE
                                              --------

Supplementary Income Statement Information .      X
Combined Real Estate and
  Accumulated Depreciation . . . . . . . . .      XI


Schedules not filed:

     All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the combined financial statements or related notes.





                     INDEPENDENT AUDITORS' REPORT

The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI:

     We have audited the consolidated financial statements of Carlyle Real Estate Limited Partnership - XVI (a limited partnership) and Consolidated Ventures as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - XVI and Consolidated Ventures at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As described in Note 3(b), the property owned by 125 Broad Street Company (125 Broad), in which the Partnership has an interest through 125 Broad Building Associates (JMB/125), has suffered losses and cash flow deficits from operations and expects to incur significant cash flow deficits in the future that are required to be funded by the unaffiliated venture partners through 1995 pursuant to the 125 Broad joint venture agreement. In 1992, the unaffiliated joint venture partner failed to advance necessary funds to 125 Broad and, as a result, 125 Broad defaulted on its mortgage loan. JMB/125 has notified the unaffiliated joint venture partner that their failure to advance funds to cover operating deficits constitutes a default under the 125 Broad joint venture agreement. The 125 Broad joint venture partners have been negotiating with the property's lender to restructure the mortgage loan; however, there can be no assurances that negotiations to restructure the loan will be successful. The Partnership believes it is unlikely that the unaffiliated joint venture partners will fulfill their funding obligations to 125 Broad and JMB/125. As a result, it appears unlikely that 125 Broad will be able to restructure the mortgage loan. In the event that 125 Broad is unable to restructure the mortgage loan, JMB/125 would likely decide not to commit additional funds to 125 Broad. These circumstances could result in the Partnership no longer having an ownership interest in the investment property.

The ultimate outcome of these circumstances cannot presently be determined. The consolidated financial statements do not contain any adjustments that might result from the outcome of these uncertainties.


                                            KPMG PEAT MARWICK

Chicago, Illinois
March 25, 1994

                                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                                    CONSOLIDATED BALANCE SHEETS

                                                    DECEMBER 31, 1993 AND 1992

                                                              ASSETS
                                                              ------
                                                                                                           1993           1992
                                                                                                       ------------  ------------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    286,137       586,175
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   32,618,483    16,301,231
  Interest, rents and other receivables, net of allowances for doubtful accounts of approximately
  $880,000 and $650,000 at December 31, 1993 and 1992, respectively . . . . . . . . . . . . . . . . .     1,010,293       950,105
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      202,526       176,517
                                                                                                       ------------  ------------

          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   34,117,439    18,014,028
                                                                                                       ------------  ------------

Investment properties, at cost (notes 2, 3 and 6(b)) - Schedule XI:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --       16,935,910
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   60,002,520   136,048,167
                                                                                                       ------------  ------------

                                                                                                         60,002,520   152,984,077
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (10,011,970)  (23,729,463)
                                                                                                       ------------  ------------

          Total investment properties, net of accumulated depreciation . . . . . . . . . . . . . . . .   49,990,550   129,254,614

Investment in unconsolidated ventures, at equity (notes 1, 3 and 9). . . . . . . . . . . . . . . . . .    3,850,428     4,261,511
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      335,676       847,905
Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      292,124       413,021
Accrued rents receivable (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,185,497       953,560
Venture partners' deficit in venture . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --          431,565
                                                                                                       ------------  ------------

                                                                                                       $ 89,771,714   154,176,204
                                                                                                       ============  ============
                                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                              CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                    DECEMBER 31, 1993 AND 1992


                                       LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                       -----------------------------------------------------
                                                                                                           1993           1992
                                                                                                       ------------  ------------
Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$     283,548     5,480,508
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      901,810       884,888
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      444,215       966,887
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      200,757       194,587
  Amounts due to affiliates (note 8) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,565,981     1,493,803
                                                                                                       ------------  ------------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,396,311     9,020,673
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       79,176        88,820
Investment in unconsolidated ventures, at equity (notes 1, 3 and 9). . . . . . . . . . . . . . . . . .   17,120,620    14,240,407
Long-term debt, less current portion (note 4). . . . . . . . . . . . . . . . . . . . . . . . . . . . .   42,164,903    96,057,742
                                                                                                       ------------  ------------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   62,761,010   119,407,642
Venture partners' subordinated equity in ventures. . . . . . . . . . . . . . . . . . . . . . . . . . .    5,766,754     6,760,703
Partners' capital accounts (deficits) (note 5):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,000        20,000
      Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2,979,118)   (2,835,548)
      Cash distributions (note 8). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (175,636)      (26,517)
                                                                                                       ------------  ------------
                                                                                                         (3,134,754)   (2,842,065)
                                                                                                       ------------  ------------
  Limited partners (140,347.82534 Interests):
      Capital contributions, net of offering costs and purchase discounts. . . . . . . . . . . . . . .  120,541,353   120,541,353
      Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (69,752,546)  (68,053,156)
      Cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (26,410,103)  (21,638,273)
                                                                                                       ------------  ------------
                                                                                                         24,378,704    30,849,924
                                                                                                       ------------  ------------
          Total partners' capital accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21,243,950    28,007,859
                                                                                                       ------------  ------------
Commitments and contingencies (notes 3, 4, 7 and 8)
                                                                                                       $ 89,771,714   154,176,204
                                                                                                       ============  ============

                                   See accompanying notes to consolidated financial statements.

                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                                                         1993           1992              1991
                                                                                     -----------     -----------      -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $18,045,896      19,745,429       19,227,608
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         776,432       1,008,059        1,373,047
                                                                                     -----------     -----------      -----------
                                                                                      18,822,328      20,753,488       20,600,655
                                                                                     -----------     -----------      -----------
Expenses (Schedule X):
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . .       9,469,227      10,931,595       11,349,005
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,021,646       5,080,004        5,090,639
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . .       4,873,173       4,819,900        5,048,541
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         291,195         314,656          298,877
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .         105,969         121,810          120,639
  Management fees to corporate general partner (note 8). . . . . . . . . . . . .         331,376         331,376          332,132
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . .         277,143         361,705          270,529
                                                                                     -----------     -----------      -----------
                                                                                      19,369,729      21,961,046       22,510,362
                                                                                     -----------     -----------      -----------
       Operating loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (547,401)     (1,207,558)      (1,909,707)
Partnership's share of loss from operations of unconsolidated ventures (notes 3 and 9)(4,852,148)    (14,384,114)      (8,086,449)
Venture partners' share of ventures' operations (note 3) . . . . . . . . . . . .       1,228,201          37,306          306,058
                                                                                     -----------     -----------      -----------
       Net operating loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (4,171,348)    (15,554,366)      (9,690,098)
Gain on sale of Partnership's investment in unconsolidated venture (note 6(a)) .       2,627,427           --               --
Loss on sale of investment property, net of venture partner's share of gain
  of $261,656 (note 6(b)). . . . . . . . . . . . . . . . . . . . . . . . . . . .        (299,039)          --               --
                                                                                     -----------     -----------      -----------
       Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $(1,842,960)    (15,554,366)      (9,690,098)
                                                                                     ===========     ===========      ===========
       Net loss per limited partnership interest (note 1):
         Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    (28.53)        (106.39)          (66.28)
         Gain on sale of Partnership's investment in unconsolidated venture. . .           18.53           --               --
         Loss on sale of investment property . . . . . . . . . . . . . . . . . .           (2.10)          --               --
                                                                                     -----------     -----------      -----------
               Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    (12.10)        (106.39)          (66.28)
                                                                                     ===========     ===========      ===========

                                   See accompanying notes to consolidated financial statements.

                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                          GENERAL PARTNERS                            LIMITED PARTNERS (140,347.82534 INTERESTS)
                     -------------------------------------------------------   -------------------------------------------------
                                                                            CONTRIBU-
                                                                            TIONS, NET
                                                                           OF OFFERING
                                                                            COSTS AND
                    CONTRI-                     CASH                         PURCHASE                     CASH
                    BUTIONS     NET LOSS    DISTRIBUTIONS       TOTAL       DISCOUNTS     NET LOSS    DISTRIBUTIONS       TOTAL
                   --------    ----------   -------------     --------     -----------   ----------   -------------   -----------
Balance (deficit)
 December 31, 1990 .$20,000    (1,825,770)       (26,517)   (1,832,287)   120,541,353   (43,818,470)   (12,083,729)    64,639,154
Net loss . . . . . .  --         (387,603)         --         (387,603)         --       (9,302,495)        --         (9,302,495)
Cash distributions
 ($32.54 per limited
 partnership interest
 (note 1)) . . . . .  --            --             --            --             --            --        (4,782,715)    (4,782,715)
                    -------    ----------        -------    ----------   ------------   -----------    -----------     ----------
Balance (deficit)
 December 31, 1991 .20,000     (2,213,373)       (26,517)   (2,219,890)   120,541,353   (53,120,965)   (16,866,444)    50,553,944
Net loss . . . . . .  --         (622,175)         --         (622,175)         --      (14,932,191)         --       (14,932,191)
Cash distributions
 ($34.00 per limited
 partnership interest
 (note 1)) . . . . .  --            --             --           --              --           --         (4,771,829)    (4,771,829)
                    -------    ----------        -------    ----------     -----------  -----------    -----------     ----------
Balance (deficit)
 December 31, 1992 . 20,000    (2,835,548)       (26,517)   (2,842,065)   120,541,353   (68,053,156)   (21,638,273)    30,849,924
Net loss . . . . . .  --         (143,570)         --         (143,570)         --       (1,699,390)         --        (1,699,390)
Cash distributions
 ($34.00 per limited
 partnership interest
 (note 1)) . . . . .  --            --          (149,119)     (149,119)         --            --        (4,771,830)    (4,771,830)
                    -------    ----------        -------    ----------    -----------   -----------    -----------     ----------
Balance (deficit)
 December 31, 1993 .$20,000    (2,979,118)      (175,636)   (3,134,754)   120,541,353   (69,752,546)   (26,410,103)    24,378,704
                    =======    ==========       ========    ==========    ===========   ===========    ===========     ==========


                                   See accompanying notes to consolidated financial statements.

                                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                                         1993            1992             1991
                                                                                     -----------     -----------      -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ (1,842,960)    (15,554,366)      (9,690,098)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,021,646       5,080,004        5,090,639
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . .         105,969         121,810          120,639
    Partnership's share of loss from operations of unconsolidated ventures . . .       4,852,148      14,384,114        8,086,449
    Venture partners' share of ventures' operations and gain on sale . . . . . .        (966,545)        (37,306)        (306,058)
    Loss on sale of investment property. . . . . . . . . . . . . . . . . . . . .          37,383           --               --
    Gain on sale of Partnership's investment in unconsolidated
      venture. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,627,427)          --               --
Changes in:
  Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . .         (60,188)       (637,366)         286,726
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (26,009)         36,101           40,588
  Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         120,897          98,066         (103,008)
  Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .        (231,937)       (121,768)        (226,696)
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          16,922         154,843              512
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (522,672)       (347,802)        (412,224)
  Amounts due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . .          72,178         335,101          306,872
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,170        (121,534)         316,121
  Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .          (9,644)        (29,457)         (17,374)
                                                                                     -----------     -----------       ----------

          Net cash provided by operating activities. . . . . . . . . . . . . . .       2,945,931       3,360,440        3,493,088
                                                                                     -----------     -----------       ----------

Cash flows from investing activities:
  Cash proceeds from sale of investment property,
    net of selling expenses (note 6(b)). . . . . . . . . . . . . . . . . . . . .      22,424,531           --               --
  Net sale (purchase) of short-term investments. . . . . . . . . . . . . . . . .     (16,317,252)      1,066,913          958,516
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . .        (263,742)       (499,896)         (31,331)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . .        (158,786)        (57,679)         (20,616)
  Partnership's distributions from unconsolidated ventures . . . . . . . . . . .       1,097,566         835,644        1,525,494
  Partnership's contributions to unconsolidated ventures . . . . . . . . . . . .         (30,990)       (110,515)      (1,317,235)
                                                                                     -----------     -----------       ----------

          Net cash provided by investing activities. . . . . . . . . . . . . . .       6,751,327       1,234,467        1,114,828
                                                                                     -----------     -----------       ----------
                                            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                                                                         1993            1992             1991
                                                                                     -----------     -----------      -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . .      (5,480,508)     (3,676,276)      (4,194,446)
  Venture partners' distributions from venture . . . . . . . . . . . . . . . . .      (5,652,116)     (1,097,019)        (845,069)
  Venture partners' contributions to venture . . . . . . . . . . . . . . . . . .       6,056,277       4,744,958        5,072,204
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . .      (4,771,830)     (4,771,829)      (4,782,715)
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . .        (149,119)          --               --
                                                                                     -----------     -----------       ----------

          Net cash used in financing activities. . . . . . . . . . . . . . . . .      (9,997,296)     (4,800,166)      (4,750,026)
                                                                                     -----------     -----------       ----------

          Net decrease in cash and cash equivalents. . . . . . . . . . . . . . .    $  (300,038)        (205,259)        (142,110)
                                                                                     ===========     ===========       ==========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . .     $ 9,991,899      11,279,397       11,761,229
                                                                                     ===========     ===========       ==========
  Non-cash investing and financing activities:
    Total sales price of investment property, net of selling expenses. . . . . .     $76,033,823           --               --
    Mortgage loan payable assumed by buyer . . . . . . . . . . . . . . . . . . .     (53,609,292)          --               --
                                                                                     -----------     -----------       ----------

          Cash proceeds from sale of investment property,
            net of selling expenses. . . . . . . . . . . . . . . . . . . . . . .     $22,424,531           --               --
                                                                                     ===========     ===========       ==========











                                   See accompanying notes to consolidated financial statements.

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1993, 1992 AND 1991



(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures, JMB/Warner Center Associates ("JMB/Warner") (note 3(g)) and JMB/Hahn PDTC Associates, L.P. ("Palm Desert") (note 3(h)). The effect of all transactions between the Partnership and its ventures has been eliminated. The Partnership, through JMB/Warner, sold the Blue Cross Building in November 1993.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interests (notes 3 and 9) in JMB/Owings Mills Associates ("JMB/Owings"); 260 Franklin Street Associates ("260 Franklin"); Villages Northeast Associates ("Villages Northeast"); JMB/NewPark Associates ("JMB/NewPark"); and its indirect ownership of JMB/125 Broad Building Associates ("JMB/125") . The Partnership through JMB/Owings, sold its interest in Owings Mills Mall in June 1993.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such adjustments are not recorded on the records of the Partnership. The effect of these items for the years ended December 31, 1993 and 1992 is summarized as follows:

                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                                      (a limited partnership)
                                                     and Consolidated Ventures

                                      Notes to Consolidated Financial Statements - Continued




                                                                              1993                            1992
                                                              ------------------------------  ------------------------------
                                                               GAAP BASIS        TAX BASIS       GAAP BASIS       TAX BASIS
                                                              ------------      -----------     ------------     -----------
Total assets . . . . . . . . . . . . . . . . . . . . . . .    $ 89,771,714       89,977,915     154,176,204     144,295,847

Partners' capital accounts (deficits):
  General partners . . . . . . . . . . . . . . . . . . . .      (3,134,754)      (4,260,046)     (2,842,065)     (4,294,401)
  Limited partners . . . . . . . . . . . . . . . . . . . .      24,378,704       44,254,461      30,849,924      39,324,155

Net earnings (loss):
  General partners . . . . . . . . . . . . . . . . . . . .        (143,570)         183,474        (622,175)       (297,075)
  Limited partners . . . . . . . . . . . . . . . . . . . .      (1,699,390)       9,702,136     (14,932,191)     (7,129,801)

Net earnings (loss) per limited partnership interest . . .          (12.10)           69.13         (106.39)         (50.80)
                                                               ===========       ==========     ===========     ===========


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued


     The net loss per limited Partnership interest is based upon the number of limited partnership interests outstanding at the end of the period (140,347.82534). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (none at December 31, 1993 and 1992) as cash equivalents with any remaining amounts reflected as short-term investments.

     Deferred expenses are comprised of organization costs which were amortized over a five-year period on a straight-line basis, loan fees which are amortized over the term of the related loan and lease commissions which are amortized over the terms of the related leases using the straight-line method.

     Although certain leases of the Partnership provide for tenant occupancy during periods for which no rent is due and/or increases in minimum lease payments over the term of the lease, the Partnership accrues prorated rental income for the full period of occupancy on a straight-line basis.

     Certain amounts in the 1992 and 1991 consolidated financial statements have been reclassified to conform to the 1993 presentation.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.


(2)  INVESTMENT PROPERTIES

     The Partnership has acquired, through joint ventures, interests in three contiguous apartment complexes, three office buildings and three shopping centers. During 1993, the Partnership, through JMB /Warner, sold its interest in the Blue Cross Building and its interest in Owings Mills Mall (note 6).
All of the properties owned at December 31, 1993 were in operation. The cost of the investment properties represents the total cost to the Partnership or its ventures plus miscellaneous acquisition costs.

     Depreciation on the consolidated investment properties has been provided over the estimated useful lives of 5 to 30 years using the straight-line method.

     The investment properties are pledged as security for the long-term debt, for which generally there is no recourse to the Partnership.

     Maintenance and repair expenses are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued


(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at December 31, 1993 is party to five joint venture agreements (JMB/Owings, JMB/125, 260 Franklin, Villages Northeast and JMB/NewPark) with Carlyle Real Estate Limited Partnership - XV ("Carlyle-XV") (and for JMB/125, Carlyle Advisors, Inc.), and two (JMB/Warner and Palm Desert) with Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), all sponsored by the General Partners or their affiliates. The terms of these affiliated partnerships provide, in general, that the benefits and obligations of ownership, including tax effects, net cash receipts and net sale and refinancing proceeds and capital contribution obligations, are allocated or distributed, as the case may be, between the Partnership and the affiliated partner in proportion to their respective capital contributions to the affiliated venture. Pursuant to such agreements, the Partnership made capital contributions aggregating $137,554,968 through December 31, 1993.

     Certain of these affiliated partnerships have entered into joint venture agreements with unaffiliated joint venture partners. In general, the unaffiliated joint venture partners, who are either the sellers (or their affiliates) of the property investments being acquired or parties which have contributed an interest in the property being developed, or were subsequently admitted to the ventures, make no cash contributions to the ventures, but their retention of an interest in the property, through the joint venture, is taken into account in determining the purchase price of the Partnership's interest, which is determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership has acquired, through the above ventures, three apartment complexes, three office buildings and three shopping centers. In 1993, the Partnership through JMB/Owings sold its interest in Owings Mills Mall and through JMB/Warner sold the Blue Cross Building (note 6). Certain of the ventures' properties have been financed under various long-term debt arrangements as described in note 4 and in note 3 of Notes to Combined Financial Statements filed with this report.

     There are certain risks associated with Partnership's investments made through joint ventures, including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     (b)  JMB/125

     In December 1985, the Partnership, through the JMB/125 joint venture partnership, acquired an interest in an existing joint venture partnership ("125 Broad") which owns a 40-story office building, together with a leasehold interest in the underlying land, located at 125 Broad Street in New York, New York. In addition to JMB/125, the other partners (the "O&Y partners") of 125 Broad include O&Y 25 Realty Company L.P., Olympia & York Broad Street Holding Company L.P. (USA) and certain other affiliates of Olympia & York Developments, Ltd. ("O&Y").

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued


     JMB/125 is a joint venture between Carlyle-XVI Associates, L.P. (in which the Partnership holds a 99% limited partnership interest), Carlyle-XV Associates, L.P. and Carlyle Advisors, Inc. The terms of the JMB/125 venture agreement generally provide that JMB/125's share of 125 Broad's annual cash flow and sale or refinancing proceeds will be distributed or allocated to the Partnership in proportion to its (indirect) approximate 40% share of capital contributions to JMB/125. In April 1993 JMB/125, originally a general partnership, was converted to a limited partnership, and the Partnership's interest in JMB/125, which previously has been held directly, was converted to a limited partnership interest and was contributed to Carlyle-XVI Associates, L.P. in exchange for a limited partnership interest in Carlyle-XVI Associates, L.P. As a result of these transactions, the Partnership currently holds, indirectly through Carlyle-XVI Associates, L.P., an approximate 40% limited partnership interest in JMB/125. The general partner in each of JMB/125 and Carlyle-XVI Associates, L.P. is an affiliate of the Partnership. For financial reporting purposes, profits and losses of JMB/125 are generally allocated 40% to the Partnership.

     JMB/125 acquired an approximately 48.25% interest in 125 Broad for a purchase price of $16,000,000, subject to a first mortgage loan of $260,000,000 and a note payable to an affiliate of the joint venture partners in the amount of $17,410,516 originally due September 30, 1989. In June 1987, the note payable was consolidated with the first mortgage loan forming a single consolidated note in the principal amount of $277,410,516. The consolidated note bears interest at a rate of 10-1/8% per annum payable in semi-annual interest only payments and matures on December 27, 1995. JMB/125 has also contributed $14,055,500 to 125 Broad to be used for working capital purposes and to pay an affiliate of O&Y for its assumption of JMB/125's share of the obligations incurred by 125 Broad under the "takeover space" agreement described below. In addition, JMB/125 contributed $24,222,042, plus interest thereon of approximately $1,089,992, on June 30, 1986 for working capital purposes. Thus, JMB/125's original cash investment (exclusive of acquisition costs) was $55,367,534, of which the Partnership's share was approximately $22,147,000.

     The land underlying the office building is subject to a ground lease which has a term through June 2067 and provides for annual rental payments of $1,075,000. The terms of the ground lease grant 125 Broad a right of first refusal to acquire the fee interest in the land in the event of any proposed sale of the land during the term of the lease and an option to purchase the fee interest in the land for $15,000,000 at 10-year intervals (the next option date occurring in 1994).

     The partnership agreement of 125 Broad, as amended, provides that the O&Y partners are obligated to make advances to pay operating deficits incurred by 125 Broad from the earlier of 1991 or the achievement of a 95% occupancy rate of the office building through 1995. In addition, from closing through 1995, the O&Y partners are required to make capital contributions to 125 Broad for the cost of tenant improvements and leasing expenses up to certain specified amounts and to make advances to 125 Broad to the extent such costs exceed such specified amounts and such costs are not paid for by the working capital provided by JMB/125 or the cash flow of 125 Broad. The amount of all costs for such tenant improvements and leasing expenses over the specified amounts and the advances for operating deficits from the earlier of the achievement of a 95% occupancy rate of the office building or 1991 will be treated by 125 Broad as non-recourse loans bearing interest, payable monthly, at the floating prime rate of an institutional lender. The interest rate in effect at December 31, 1993 was 6%. The amount of such outstanding O&Y partner non-recourse loans was approximately $14,650,000 at December 31, 1993. Due to a major tenant vacating in 1991 and the O&Y affiliates' default under the "takeover space" agreement, the property operated at a deficit in 1993 and is

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued


expected to operate at a deficit for the next several years. Such deficits are required to be funded by additional loans from the O&Y partners, although as discussed below the O&Y partners have been in default of such funding obligation since June 1992. The outstanding principal balance and any accrued and unpaid interest on such loans will be payable from 125 Broad's annual cash flow or net sale or refinancing proceeds, as described below. Any unpaid principal of such loans and any accrued and unpaid interest thereon will be due and payable on December 31, 2000. JMB/125 and the O&Y partners are obligated to make capital contributions, in proportion to their respective interests in 125 Broad, in amounts sufficient to enable 125 Broad to pay any excess expenditures not covered by the capital contributions or advances of the O&Y partners described above.

     The 125 Broad partnership agreement also provides that beginning in 1991, annual cash flow, if any, is distributable first to JMB/125 and to the O&Y partners in certain proportions up to certain specified amounts. Next, the O&Y partners are entitled to repayment of principal and any accrued but unpaid interest on the loans for certain tenant improvements, leasing expenses and operating deficits described above, and remaining annual cash flow, if any, is distributable approximately 48.25% to JMB/125 and approximately 51.75% to the O&Y partners. In general, operating profits or losses are allocable approximately 48.25% to JMB/125 and approximately 51.75% to the O&Y partners, except for certain specified items of profits or losses which are allocable to JMB/125 or the O&Y partners.

     The 125 Broad partnership agreement further provides that, in general, upon sale or refinancing of the property, net sale or refinancing proceeds (after repayment of the outstanding principal balance and any accrued and unpaid interest on any loans from the O&Y partners described above) are distributable approximately 48.25% to JMB/125 and approximately 51.75% to the O&Y partners.

     In the event of a dissolution and liquidation of the joint venture, the terms of the joint venture agreement between the O&Y partners and JMB/125 provide that if there is a deficit balance in the tax basis capital account of JMB/125, after the allocation of profits or losses and the distribution of all liquidation proceeds, then JMB/125 generally would be required to contribute cash to the joint venture in the amount of its deficit capital account balance. Taxable gain arising from the sale or other disposition of the joint venture's property would be allocated to the joint venture partner or partners then having a deficit balance in its or their respective capital accounts in accordance with the terms of the joint venture agreement. However, if such taxable gain is insufficient to eliminate the deficit balance in its account in connection with a liquidation of the joint venture, JMB/125 would be required to contribute funds to the joint venture (regardless of whether any proceeds were received by JMB/125 from the disposition of the joint venture's property) to eliminate any remaining deficit account balance.

     The Partnership's liability for such contribution, if any, would be its share, if any, of the liability of JMB/125 and would depend upon, among other things, the amounts of JMB/125's and the O&Y partners' respective capital accounts at the time of a sale or other disposition of 125 Broad's property, the amount of JMB/125's share of the taxable gain attributable to such sale or other disposition of 125 Broad's property and the timing of the dissolution and liquidation of 125 Broad. In such event, the Partnership could be required to sell or dispose of other assets in order to satisfy any obligation attributable to it as a partner of JMB/125 to make such contribution.
Although the amount of such liability may be material, the Limited Partners of the Partnership would not be required to make additional contributions of capital to satisfy the obligation, if any, of the Partnership.

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued



     As described above, the terms of the joint venture agreement provide that the O&Y partners are obligated to advance to the joint venture, in the form of interest-bearing loans, amounts required to pay operating deficits and capital improvement costs incurred during 1991 through 1995. O&Y and certain of its affiliates have been involved in bankruptcy proceedings in the United States and Canada and similar proceedings in England. During 1993, O & Y emerged from bankruptcy protection in Canada. In addition, a reorganization of the management of the company's United States operations has been completed, and certain O&Y affiliates are in the process of renegotiating or restructuring various loans affecting properties in the United States in which they have an interest. In view of the present financial conditions of O&Y and its affiliates and the anticipated deficits for the property, as well as the existing defaults of the O&Y partners, it appears unlikely that the O&Y partners will meet their financial and other obligations to JMB/125 and 125 Broad.

     In October 1993, 125 Broad entered into an agreement with Salomon Brothers, Inc. to terminate its lease covering approximately 231,000 square feet (17% of the building) at the property on December 31, 1993 rather than its scheduled termination in January 1997. In consideration for the early termination of the lease, Salomon Brothers, Inc. paid 125 Broad approximately $26,500,000, plus interest thereon of approximately $200,000, which 125 Broad in turn paid its lender to reduce amounts outstanding under the mortgage loan.

In addition, Salomon Brothers, Inc. paid JMB/125 $1,000,000 in consideration of JMB/125's consent to the lease termination.

     Due to the O&Y partners' failure to advance necessary funds to 125 Broad as required under the joint venture agreement, 125 Broad defaulted on its mortgage loan in June 1992 by failing to pay approximately $4,722,000 of the semi-annual interest payment due on the loan. As a result of this default, the loan agreement provides for a default interest rate of 13-1/8% per annum on the unpaid principal amount. In addition, during 1992 affiliates of O&Y defaulted on a "takeover space" agreement with Johnson & Higgins, Inc. ("J&H"), one of the major tenants at the 125 Broad Street Building, whereby such affiliates of O&Y agreed to assume certain lease obligations of J&H at another office building in consideration of J&H's leasing space in the 125 Broad Street Building. As a result of this default, J&H has offset rent payable to 125 Broad for its lease at the 125 Broad Street Building in the amount of approximately $28,600,000 through December 31, 1993, and it is expected that J&H will continue to offset amounts due under its lease corresponding to amounts by which the affiliates of O&Y are in default under the "takeover space" agreement. As a result of the O&Y affiliates' default under the "takeover space" agreement and the continuing defaults of the O&Y partners to advance funds to cover operating deficits, as of the end of 1993, the arrearage under the mortgage loan had increased to approximately $48,180,000. As discussed above, approximately $26,700,000 was remitted to the lender in October 1993 in connection with the early termination of the Salomon Brothers lease, and was applied towards mortgage principal for financial reporting purposes. Due to their obligations relating to the "takeover space" agreement, the affiliates of O&Y are obligated for the payment of the rent receivable associated with the J&H lease at the 125 Broad Street Building. Based on the continuing defaults of the O&Y partners, 125 Broad has provided loss reserves for the entire rent offset by J&H, $19,300,000 and $9,300,000 in 1993 and 1992, respectively, and has also reserved approximately $32,600,000 of accrued rents receivable relating to such J&H lease, since the ultimate collectability of such amounts depends upon

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued


the O&Y partners' and the O&Y affiliates' performance of their obligations. The Partnership's share of such losses was approximately $3,725,000 and $8,106,000 for the years ended December 31, 1993 and 1992, respectively, and is included in the Partnership's share of loss from operations of unconsolidated venture. The O&Y partners have attempted to negotiate a restructuring of the mortgage loan with the lender in order to reduce operating deficits of the property. In view of, among other things, the significant operating deficits which the property is expected to incur during 1994 and for the next several years, it is unlikely that a restructuring of the mortgage will be obtained. The loan restructuring is part of a larger restructuring with the lender involving a number of loans secured by various properties in which O&Y affiliates have an interest. JMB/125 has notified the O&Y partners that their failure to advance funds to cover the operating deficits constitutes a default under the joint venture agreement.

     Accordingly, it appears unlikely the O&Y partners will fulfill their obligations to 125 Broad and JMB/125. As a result, as discussed above, it appears unlikely that 125 Broad will be able to restructure the mortgage loan and JMB/125 is not likely to commit any significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property. If this event were to occur, the Partnership would recognize a net gain for financial reporting and Federal income tax purposes without any corresponding distributable proceeds. In addition, under certain circumstances, as discussed above, JMB/125 may be required to make an additional capital contribution to 125 Broad in order to make up a deficit balance in its capital account.

     The O&Y partners and certain other O&Y affiliates reached an agreement with the City of New York to defer the payment of real estate taxes owed in July 1992 on properties in which O&Y affiliates have an ownership interest, including the 125 Broad Street Building. Payment of the real estate taxes was made in six equal monthly installments from July through December 1992. Interest on the deferred amounts was paid in July 1992. A similar agreement to defer payment of real estate taxes owed in January 1993 was entered into for the first six months of 1993. Interest on the deferred amounts was paid in January 1993.

     Vacancy rates in the downtown Manhattan office market have increased substantially over the last several years. As a result, competition for tenants has increased, which has resulted in lower effective rents. The increased vacancy in the downtown Manhattan office market has resulted primarily from layoffs, cutbacks and consolidations by many financial service companies which, along with related businesses, dominate the submarket. This has resulted in uncertainty as to 125 Broad's ability to recover the net carrying value of the investment property through future operations and sale. As a matter of prudent accounting practice, a provision for value impairment of such investment property of $14,844,420 was recorded as of December 31, 1991. The Partnership's share of such provision was $3,227,867 and was included in the Partnership's share of loss from operations of unconsolidated ventures. Such provision was recorded to reduce the net book value of the investment property to the then outstanding balance of the related non-recourse financing and O&Y partner loans.

     The office building is being managed pursuant to a long-term agreement with an affiliate of the O&Y partners. Under the terms of the management agreement, the manager is obligated to manage the office building, collect all receipts from operations and to the extent available from such receipts pay all expenses of the office building. The manager is entitled to receive a management fee equal to 1% of gross receipts of the property.

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued


     (c)  JMB/Owings

     On June 30, 1993, JMB/Owings sold its interest in Owings Mills Shopping Center (note 6(a)).

     In December 1985, the Partnership, through the JMB/Owings joint venture partnership, acquired an interest in an existing joint venture partnership ("Owings Mills") which owns an interest in an enclosed regional shopping center which was completed in July 1986.

     JMB/Owings acquired its interest in Owings Mills for an initial capital contribution of $500,000, subject to the interim mortgage loan of approximately $60,000,000 (maximum commitment $99,000,000). In July 1987, the permanent mortgage loan funded in the amount of $99,000,000, of which $90,000,000 represents financing of the venture and $9,000,000 represents financing of an affiliate of the joint venture partners with respect to its leasehold interest in the ground lease described below. JMB/Owings made additional capital contributions of $1,300,000 and $3,000,000 in December 1986 and July 1987, respectively. JMB/Owings was obligated to pay operating deficits of the shopping center incurred for the period from commencement of the shopping center operations (July 1986) through March 31, 1987, and JMB/Owings paid an affiliate of the developer a fee of $2,200,000 in December 1986 in consideration of its assumption of JMB/Owings's obligation to fund such operating deficits. Thus, JMB/Owings's original cash investment was $7,000,000, of which the Partnership's share was $3,500,000.

     Operating profits and losses of Owings Mills, in general, were allocable 40% to JMB/Owings and 60% to the joint venture partners.

     JMB/Owings had a cumulative preferred interest in net cash receipts (as defined) from the property. Such preferential interest related to a negotiated rate of return on contributions made by JMB/Owings. Such preferential interest was received through June 1993. After JMB/Owings received its preferential return, the joint venture partners were entitled to a non-cumulative return on their interest in Owings Mills; additional net cash receipts were to be shared in a ratio relating to the various ownership interests of JMB/Owings and its joint venture partners. JMB/Owings also had preferred positions (related to JMB/Owings's cash investment in Owings Mills) with respect to distribution of net sale or refinancing proceeds from Owings Mills.

     Owings Mills had entered into a long-term ground lease under which it has leased approximately 79 acres of the land owned by Owings Mills to an affiliate of the joint venture partners. In general, all rent and proceeds of the sale of sub-parcels received by Owings Mills pursuant to the ground lease would have been distributable to the joint venture partners.

     The shopping center was managed by an affiliate of the developer under a long-term agreement for a fee equal to 3-1/2% of the gross receipts of the property.

     (d)  260 Franklin

     In May 1986, the Partnership, through the 260 Franklin joint venture partnership, acquired an interest in an office building in Boston, Massachusetts known as the 260 Franklin Street Building.

     The property is currently subject to a first mortgage loan in the original principal amount of $75,000,000. 260 Franklin's original cash investment (exclusive of acquisition costs) was approximately $35,000,000 of which the Partnership's share was approximately $10,500,000.

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued



     An affiliate of the General Partner manages the property for a fee computed at 3% of the property's gross receipts. Beginning January 1, 1992, 260 Franklin Street is escrowing the payment of property management fees and leasing commissions to the affiliate pursuant to the terms of the debt modification described below.

     The office market in the Financial District of downtown Boston remains competitive due to new office building developments and layoffs, cutbacks and consolidations by many of the financial service companies which, along with related businesses, dominate this sub-market. Due to the competitive nature of the Boston office market, various rental concessions and lower effective rates have been required to facilitate leasing at the property. The property is currently expected to operate at a deficit for 1994 and for several years thereafter. This has resulted in uncertainty as to 260 Franklin's ability to recover the net carrying value of the investment property through future operations and sales. As a matter of prudent accounting practice, a provision for value impairment of such investment property of $17,120,734 was recorded as of December 31, 1990. The Partnership's share of such provision was $5,136,220. Such provision was recorded to reduce the net book value of the investment property to the then outstanding balance of the related non-recourse financing.

     260 Franklin reached an agreement with the lender to modify the terms of the long-term mortgage note secured by the 260 Franklin Street Building in December 1991. During 1991, 260 Franklin made monthly payments of principal and interest, in the amount of $714,375, which reduced the outstanding balance to $74,891,013 as of April 30, 1991. The modified terms of the mortgage note provide for payments made relating to 1991, which were paid through April 1991, to be amortized based upon an accrued interest rate of 6%. Beginning May 1991, the modified mortgage note provides for monthly payments of interest only based upon the then outstanding balance at a rate of 6% per annum through January 1992 and 8% per annum thereafter. Upon the scheduled or accelerated maturity, or prepayment of the mortgage loan, 260 Franklin shall be obligated to pay an amount sufficient to provide the lender with an 11% per annum yield on the mortgage note from January 1, 1991 through the date of maturity or prepayment. In addition, upon maturity or prepayment, 260 Franklin is obligated to pay to the lender a residual interest amount equal to 60% of the highest amount, if any, of (i) net sales proceeds, (ii) net refinancing proceeds, or (iii) net appraisal value, as defined. 260 Franklin is required to (i) escrow excess cash flow from operations, beginning in 1991, to cover future cash flow deficits, (ii) make an initial contribution to the escrow account of $250,000, of which the Partnership's share was $75,000, and (iii) make annual escrow contributions, through January 1995, of $150,000, of which the Partnership's share is $45,000. The escrow account is to be used to cover the cost of capital and tenant improvements and lease inducements which are the primary components of the anticipated operating deficits noted above ($726,983 used as of December 31, 1993) as defined, with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender as described above.

     (e)  Villages Northeast

     In September 1986, the Partnership, through the Villages Northeast joint venture partnership, acquired through a joint venture ("Post Associates") with an affiliate of the developer, an interest in three apartment complexes known as the Dunwoody Crossing (Phase I, II and III) Apartments, formerly known as Post Crest Apartments, Post Terrace Apartments and Post Crossing Apartments, respectively, located near Atlanta, Georgia.

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued



     Villages Northeast acquired its interest in the apartment complexes from an affiliate of the developer for a purchase price of $35,027,117 paid at closing, subject to an existing first mortgage loan of $9,557,600 secured by the Dunwoody Crossing (Phase II). Villages Northeast and the seller formed Post Associates with each contributing its interest in the complexes to Post Associates. In addition, Villages Northeast contributed $1,371,043 to Post Associates to pay certain expenses in connection with the retirement of indebtedness related to the complexes.

     As contemplated at the time of acquisition, in September 1987 an additional mortgage loan funded in the amount of $21,000,000, of which the Partnership's share was $6,300,000. The note was secured by the Dunwoody (Phase I and III) Apartments, bore interest at a rate of 9.75% and required monthly debt service payments consisting of interest only through April 1991 and monthly payments of $180,425 thereafter representing principal and interest until October 1, 1994, when the entire outstanding balance of principal of $20,692,324 and any unpaid interest is due. Thus, Villages Northeast's cash investment was approximately $15,398,000, of which the Partnership's share was approximately $4,619,000.

     Post Associates refinanced the first mortgage loan of approximately $9,467,000 secured by the Dunwoody (Phase II) Apartments effective October 6, 1992, with a $9,800,000 replacement loan from an institutional lender. The new first mortgage loan, bearing interest of 7.64% per annum, is collateralized by the property and requires monthly payments of principal and interest of $73,316 beginning November 1, 1992 and continuing through November 1, 1997, when the remaining balance is payable.

     Villages Northeast is entitled to a cumulative preferred return of annual net cash receipts (as defined) from the properties. Such preferential return relates to a negotiated rate of return on contributions made by Villages Northeast. Villages Northeast has received cash distributions from property operations through December 31, 1993. In addition, pursuant to the terms of the venture agreement, the unaffiliated venture partner was obligated to fund the shortfall in the Villages Northeast's cumulative preferred cash return through September 30, 1990, all of which was received. After Villages Northeast receives its preferential return, the unaffiliated venture partner is entitled to a non-cumulative return on its interest in the venture; additional net cash receipts are shared in a ratio relating to the various ownership interests of Villages Northeast (90%) and its unaffiliated venture partner (10%). Villages Northeast also has preferred positions (related to Villages Northeast's investment in Post Associates) with respect to distribution of net sale or refinancing proceeds from Post Associates. Operating profits and losses, in general, are allocable 90% to Villages Northeast and 10% to the unaffiliated venture partner, except that certain expenses paid for out of Villages Northeast's cash payments are to be allocated solely to Villages Northeast and certain costs of operations paid for out of capital contributions, if any, of the unaffiliated venture partner are allocable solely to it.

     An affiliate of the unaffiliated venture partner entered into an agreement to manage the complexes through December 31, 2002 (subject to earlier termination by either party upon 60 days' prior written notice) for a fee equal to 5% of the gross revenues of the complexes. In August 1993, an affiliate of the General Partners assumed management of the property for a fee equal to 5% of the gross revenues of the complexes.

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued


     (f)  JMB/NewPark

     In December 1986, the Partnership, through the JMB/NewPark joint venture partnership, acquired an interest in an existing joint venture partnership ("NewPark Associates") with the developer which owns an interest in an existing enclosed regional shopping center in Newark, California known as NewPark Mall.

     JMB/NewPark acquired its 50% interest in NewPark Associates for a purchase price of $32,500,000 paid in cash at closing, subject to an existing first mortgage loan of approximately $23,556,000, and certain loans from the joint venture partner of approximately $6,300,000.

     In 1990, NewPark Associates reached an agreement with J.C. Penney to open an anchor store at NewPark Mall, which opened in November 1991. Under the terms of the agreement, J.C. Penney built its own store and NewPark Associates constructed a parking deck to accommodate the addition of J.C. Penney to the center. NewPark Associates incurred costs of approximately $10,400,000 related to this addition, of which $2,000,000 was reimbursed by J.C. Penney. The unaffiliated joint venture partner loaned NewPark Associates all of the funds to cover the costs incurred related to the addition. In December 1992, proceeds from the refinancing described below were used to repay all amounts due to the unaffiliated joint venture partner.

     On December 31, 1992, NewPark Associates refinanced the shopping center with an institutional lender. The new mortgage note payable in the principal amount of $50,620,219 is due on November 1, 1995. Monthly payments of interest only of $369,106 are due through November 30, 1993. Commencing on December 1, 1993 through October 30, 1995, principal and interest are due in monthly payments of $416,351 with a final balloon payment due November 1, 1995. Interest on the note payable accrues at 8.75% per annum. The joint venture has an option to extend the term of the mortgage note payable to November 1, 2000 upon payment of a $250,000 option fee and satisfaction of certain conditions as specified in the mortgage note. A portion of the proceeds from the note payable was used to pay the outstanding balance, including accrued interest, under the previous mortgage note payable and the notes payable to the unaffiliated joint venture partner. NewPark Associates commenced a renovation that was substantially complete as of September 30, 1993.

     The NewPark Associates partnership agreement provides that JMB/NewPark and the joint venture partner are each entitled to receive 50% of profits and losses, net cash flow and net sale or refinancing proceeds of NewPark Associates and are each obligated to advance 50% of any additional funds required under the terms of the NewPark Associates partnership agreement.

     The portion of the shopping center owned by NewPark Associates is managed by the unaffiliated joint venture partner under a long-term agreement pursuant to which it is obligated to manage the property and collect all receipts from operations of the property. The joint venture partner is paid a management fee equal to 4% of the fixed and percentage rent.

     (g)  JMB/Warner

     On November 2, 1993, the Partnership through JMB/Warner sold its interest in the Blue Cross Building (note 6(b)).
                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued



     In December 1987, the Partnership, through a joint venture partnership (JMB/Warner), (with Carlyle-XVII) acquired an interest in an existing five-structure office complex in Woodland Hills (Los Angeles), California known as the Blue Cross Building. The purchase price of the property of $90,000,000 was paid in cash at closing. During 1989, JMB/Warner obtained a permanent mortgage loan (see note 4) in the principal amount of $55,000,000 secured by the Blue Cross Office Building. Thus, JMB/Warner's initial cash investment in the property, excluding certain acquisition costs, was approximately $35,000,000, of which the Partnership's share was $25,967,742 (or approxi-mately 74%). The JMB/Warner venture agreement generally provided that any allocation of profits or losses and distributions of cash flow, net sale proceeds or net financing proceeds were to be distributed or allocated, as the case may be, to the Partnership in proportion to its capital contributions.

     In connection with the sale of the property to JMB/Warner, the seller had entered into a triple net lease of the entire office complex, which the seller has occupied since its construction. The obligations under such lease were secured by certain collateral pledged by the seller/tenant which was subsequently released, as described below. The lease had an initial term of 13-1/2 years for certain space and 15-3/4 years for the remainder of the property with three five-year renewal options. The lease provided for an initial annual base rent of $7,947,000 with periodic increases in the annual base rent equal to the lesser of (i) the periodic increase in a consumer price index, or (ii) 5% per annum compounded over the period. In general, the tenant was also obligated to pay the cost of property taxes and operating and maintenance expenses (other than the cost of flood or earthquake insurance) during the initial lease term and any renewal period. Commencing in 1993, JMB/Warner was obligated to pay the cost of any structural maintenance and repairs and any expenses for changes in the office complex attributable to governmental compliance. As a result of the sale of its interest, the Partnership was relieved of such obligations.

     As contemplated at the time of acquisition, the seller/tenant of the Blue Cross Building sold to an affiliate of the General Partners of the Partnership an 85% interest in approximately 24 acres of land adjacent to the property owned in fee simple by the seller/tenant, and a joint venture was formed between such affiliate and the seller/tenant to develop a major commercial center on such property. As of the date of sale, there had not been any significant development activity relating to such property. In connection with this transaction, the collateral securing the seller/tenant obligations under the lease was terminated and such affiliate issued a guaranty to JMB/Warner to secure the obligations of the seller/tenant up to $35,000,000, subject to certain conditions. In connection with JMB/Warner's sale of the Blue Cross Building, this guarantee was terminated.

     (h)  Palm Desert

     In December 1988, the Partnership, Carlyle-XVII, and an affiliate of the seller acquired through Palm Desert an interest in an existing, enclosed regional shopping center known as Palm Desert Town Center in Palm Desert, California and a leasehold interest in the underlying land.

     The Partnership and Carlyle-XVII acquired their interests in Palm Desert, subject to a first mortgage loan with an outstanding principal balance of approximately $43,500,000 (note 4), for an initial aggregate contribution of approximately $17,400,000, all of which was paid in cash at closing, of which the Partnership's share was approximately $14,925,000. The Partnership and Carlyle-XVII's initial aggregate contribution was used to make the distribution to the joint venture partner as described below and to pay a portion of the closing costs. Except for amounts to be contributed to Palm

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued



Desert to pay certain closing costs, the joint venture partner was not required to make any capital contributions to Palm Desert at closing.
However, in consideration of a distribution from Palm Desert at closing, the joint venture partner was obligated to make contributions to Palm Desert to pay the $13,752,746 purchase price obligation (note 4) of Palm Desert to the seller of the shopping center, which $4,836,906, $3,089,602, $3,667,804 and $2,168,434 were paid in January 1993, 1992, 1991 and 1990, respectively. As of January 1993, the purchase price obligation was paid in full. The joint venture partner is also obligated to make contributions to Palm Desert through December 1994 to pay any operating deficits and to pay a portion of the returns to the Partnership and Carlyle-XVII as described below. Amounts required to pay the cost of tenant improvements and allowances (the "Tenant Improvement Costs") and other capital expenditures, as well as any operating deficits of Palm Desert after December 1994, are expected to be contributed to Palm Desert 25% by the joint venture partner and 75% by the Partnership and Carlyle-XVII in the aggregate.

     The terms of the Palm Desert agreement provide that the Partnership and Carlyle-XVII are entitled to receive out of net cash flow a current preferred return and a cumulative preferred return, each based on a negotiated rate of return on their respective initial capital contributions (other than those used to pay closing costs). Such current preferred return was received through December 31, 1993. The Partnership, Carlyle-XVII and the joint venture partner are entitled to a cumulative preferred return, based on a negotiated rate of return on their respective contributions to pay the Tenant Improvement Costs through December 1994 (the "Tenant Improvement Cost Contributions"). All cumulative preferred returns are distributable on an equal priority level; however, they are subordinate to the receipt by the Partnership and Carlyle-XVII of their respective current year preferred return. Any remaining annual cash flow will be distributable 75% to the Partnership and Carlyle-XVII and 25% to the joint venture partner until the Partnership and Carlyle-XVII have received an amount equal to their initial capital contributions (other than those used to pay closing costs) plus a negotiated annual internal rate of return thereon and an amount equal to their Tenant Improvement Cost Contributions and thereafter, any remaining annual cash flow shall be distributable 50% to the Partnership and Carlyle-XVII and 50% to the joint venture partner.

     The Palm Desert agreement also provides that upon sale or refinancing of the property, net sale or refinancing proceeds will be distributable first to the Partnership, Carlyle-XVII and the joint venture partner to the extent of any deficiencies in the receipt of their respective cumulative preferred returns; second, to the Partnership and Carlyle-XVII in an amount equal to their initial capital contributions (other than those used to pay closing costs) and their Tenant Improvement Cost Contributions and, as an equal priority, to the joint venture partner in an amount equal to its Tenant Improvement Cost Contributions; third, to the joint venture partner in an amount equal to the amount contributed by it to pay operating deficits through December 1994 and to provide a portion of the Partnership's and Carlyle-XVII's current and cumulative preferred return described above (not to exceed $1,700,000); fourth, 75% to the Partnership and Carlyle-XVII and 25% to the joint venture partner until the Partnership and Carlyle-XVII have received a negotiated annual internal rate of return on their respective initial capital contributions (other than those used to pay closing costs), and any remaining proceeds will be distributable 50% to the Partnership and Carlyle-XVII and 50% to the joint venture partner.

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued



     The land underlying the shopping center is owned by the lender under the first mortgage loan. Palm Desert leases the land by assignment of an existing ground lease which has a term through December 2038 and provides for minimum annual rental payments of $900,000, as well as for additional rental payments for each calendar year equal to 50% of the amount by which certain of the ground lessee's gross receipts from the shopping center exceed $6,738,256. Total ground lease payments for the years ended December 31, 1993, 1992 and 1991 were $1,015,968, $1,021,382, and $1,314,828, respectively. The ground lease provides for two 10-year extensions at the option of the lessee. The ground lease does not provide for any option on the part of Palm Desert to purchase the land.

     Operating profits and losses, in general, are allocable in proportion to the amount of net cash flow distributed to the partners of Palm Desert, or, if there are no distributions of net cash flow, generally 75% to the Partnership and Carlyle-XVII and 25% to the joint venture partner, except that the deductions allocable with respect to certain expenses are allocable to the partner whose contributions are used to pay such expenses. For 1993, in accordance with the Palm Desert partnership agreement, losses were allocated to the joint venture partner to the extent that it had cumulatively contributed capital to fund the Partnership's and Carlyle-XVII's preferred return as discussed above. The remainder of the loss was allocated 75% to the Partnership and Carlyle-XVII and 25% to the joint venture partner. For 1992 and 1991, profits and losses were allocated in accordance with the cash flow distributed.

     The Palm Desert agreement also provides that the annual cash flow, net sale or refinancing proceeds and tax items distributed or allocated collectively to the Partnership and Carlyle-XVII generally are distributable or allocable between them based upon their respective capital contributions. Such capital contributions are generally in the percentages of approximately 85.8% for the Partnership and approximately 14.2% for Carlyle-XVII.

     The shopping center is being managed pursuant to a long-term agreement with an affiliate of the joint venture partner. The manager is paid a fee equal to 3% of the base and percentage rents collected under tenant leases, increasing to 4% of the base and percentage rents for those years that the Partnership and Carlyle-XVII have received their current cash return and all of their cumulative preferred return for current and previous periods. In addition, under the terms of the management agreement, the manager or an affiliate will be entitled to receive compensation for leasing services.

(4)  LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1993 and 1992:

                                               1993         1992
                                           ------------ ------------
12% per annum mortgage note; secured by
  the Palm Desert Town Center; payable
  in monthly installments of principal
  and interest of $446,842 until paid
  in full in January 2019. . . . . . . .    $42,448,451   42,700,084

11.5% per annum purchase price obligation
  on the Palm Desert Town Center; payable
  in annual installments of principal
  and interest commencing January 10,
  1990 through January 10, 1993
  (see note 3(h)). . . . . . . . . . . .         --        4,826,906

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued



                                               1993         1992
                                           ------------ ------------
10.14% per annum mortgage note secured
  by the Blue Cross Office Building,
  assumed by buyer at sale (note 6(b));
  annual installments of principal and
  interest of $5,593,600 were due until
  October 1, 1999 when the outstanding
  principal balance of approximately
  $50,803,000 was due and payable. . . .         --       54,011,260
                                            -----------  -----------

        Total debt . . . . . . . . . . .     42,448,451  101,538,250
        Less current portion of
          long-term debt . . . . . . . .        283,548    5,480,508
                                            -----------  -----------

        Total long-term debt . . . . . .    $42,164,903   96,057,742
                                            ===========  ===========

     Five year maturities of long-term debt are summarized as follows:

                   1994. . . . . . . .    $283,548
                   1995. . . . . . . .     319,509
                   1996. . . . . . . .     360,031
                   1997. . . . . . . .     405,692
                   1998. . . . . . . .     457,143
                                          ========


(5)  PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations are allocated 96% to the Holders of Interests and 4% to the General Partners. Profits from the sale or other disposition of investment properties generally will be allocated first to the General Partners in an amount equal to the greater of the General Partners' share of cash distributions from the proceeds of any such sale or other disposition (as described below) or 1% of the total profits from any such sales or other dispositions, plus an amount which will reduce deficits (if any) in the General Partners' capital accounts to a level consistent with the gain anticipated to be realized from the sale of investment properties. Losses from the sale or other disposition of investment properties generally will be allocated 4% to the General Partners. The remaining sale or other disposition profits and losses will be allocated to the Holders of Interests.

     The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership or the General Partners' interests in the Partnership. "Net cash receipts" from operations of the Partnership will be allocated 90% to the Holders of Interests and 10% to the General Partners (of which 6.25% constitutes a management fee to the Corporate General Partner for services in managing the Partnership). However, for the five year period through the end of 1992, the General Partners deferred their allocation of "net cash receipts" to a stipulated return on capital for the Holders of Interests (note 8). The deferred amounts are payable out of any "net cash receipts" and "sales or refinancing proceeds" of the Partnership, without interest at such times as the General Partners may determine.

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued



     The Partnership Agreement provides that, subject to certain conditions, the General Partners shall receive as a distribution from the sale of a real property by the Partnership up to 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Holders of Interest and 15% to the General Partners. However, prior to such distributions the Holders of Interest are entitled to receive 99% and the General Partners 1% of net sale or refinancing proceeds until the Holders of Interest (i) have received cash distributions of "sale proceeds" or "refinancing proceeds" in an amount equal to the Holders' of Interest aggregate initial capital investment in the Partnership and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with "sale proceeds" or "refinancing proceeds" previously distributed, equal a 6% annual return on the Holders' of Interest average capital investment for each year (their initial capital investment as reduced by "sale proceeds" or "refinancing proceeds" previously distributed) commencing with the third fiscal quarter of 1987. The General Partners have elected to waive their right to receive their distributive share of up to 3% of the sale price of the Blue Cross Building.


(6)  SALE OF INVESTMENT PROPERTIES

     (a)  JMB/Owings

     On June 30, 1993, JMB/Owings sold its partnership interest in Owings Mills Limited Partnership ("OMLP"), which owns an allocated portion of the land, building and related improvements of the Owings Mills Mall located in Owings Mills, Maryland. The purchaser, O.M. Investment II Limited Partnership, is an affiliate of the Partnership's joint venture partner in OMLP.

     The sale price of the interest in OMLP was $9,416,000, all of which was received in the form of a promissory note. In addition, the Partnership and Carlyle-XV were relieved of their allocated portion of the debt secured by the property. The promissory note (which is secured by a guaranty from an affiliate of the purchaser and of the Partnership's joint venture partner in
OMLP) bears interest at a rate of 7% per annum unless a certain specified event occurs, in which event the rate would increase to 8% per annum for the remainder of the term of the note. The promissory note requires principal and interest payments of approximately $109,000 per month with the remaining principal balance of approximately $5,500,000 due and payable on June 30, 1998. The monthly installment of principal and interest would be adjusted for the increase in the interest rate if applicable. Early prepayment of the promissory note may be required under certain circumstances including the sale or further encumbrance of Owings Mills Mall.

     The net cash proceeds and gain from sale of the interest in OMLP will be allocated 50% to the Partnership and 50% to Carlyle-XV in accordance to the JMB/Owings Mills Associates partnership agreement.

     For financial reporting purposes, JMB/Owings recognized, on the date of sale, gain of $5,254,855, of which the Partnership's share is $2,627,427, attributable to JMB/Owings being relieved of its obligations under the OMLP's partnership agreement pursuant to the terms of the sale agreement. The Partnership has adopted the cost recovery method until such time as the purchaser's initial investment is sufficient in order to recognize gain under Statement of Financial Accounting Standards No. #66. At December 31, 1993, the total deferred gain of JMB/Owings including principal and interest payments of $546,639 received through December 31, 1993 is $9,687,441 of which the Partnership's share is $4,843,721.

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued


     (b)  JMB/Warner

     On November 2, 1993, JMB/Warner sold the Blue Cross Building to an unaffiliated buyer for a sales price of $76,909,292 of which the Partnership's share was $57,061,733. The sales price consisted of $23,300,000 (before costs of sale) paid in cash at closing and the assumption by the purchaser of the existing mortgage note having an unpaid amount of $53,609,292. For financial reporting purposes, the Partnership allocated approximately $735,000 of prorations to the purchase price. The Partnership's share of net cash proceeds (before costs of sale and after consideration of the prorations) was approximately $17,833,000 of which approximately $1,040,000 has not been distributed as of December 31, 1993 to the affiliated venture partner, Carlyle-XVII. As a result of the sale, the Partnership recognized in 1993 a loss of $299,039 and a gain of $1,837,983 for financial reporting and Federal income tax purposes, respectively.


(7)  LEASES

     (a)  As Property Lessor

     At December 31, 1993, the Partnership and its consolidated ventures' principal asset is a shopping center. The Partnership has determined that all leases are properly classified as operating leases; therefore rental income is reported when earned and the cost of the properties, excluding the cost of land, is depreciated over the estimated useful lives. Leases with tenants at Palm Desert Town Center range in term from one to twenty-five years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants generally provide for additional rent based upon percentages of tenants' sales volumes. A substantial portion of the ability of the retail tenants at Palm Desert Town Center to honor their leases is dependent upon the retail economic sector.

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit in excess of specific reimbursements, to be received in the future under the above operating commercial lease agreements are as follows:

              1994 . . . . . . . . . . . . . . . .   $ 6,788,757
              1995 . . . . . . . . . . . . . . . .     6,731,221
              1996 . . . . . . . . . . . . . . . .     5,778,505
              1997 . . . . . . . . . . . . . . . .     5,290,805
              1998 . . . . . . . . . . . . . . . .     4,640,254
              Thereafter . . . . . . . . . . . . .    18,915,436
                                                     -----------

                                                     $48,144,978
                                                     ===========

     (b)  As Property Lessee

     The following lease agreement has been determined to be an operating lease:

     The Partnership owns, through Palm Desert, a leasehold interest which expires in December 2038 in the land underlying the Palm Desert Town Center. The ground lease provides for annual rental payments of $900,000 plus 50% of certain gross receipts of the shopping center above $6,738,256. Total payments for the years ended December 31, 1993, 1992 and 1991 were $1,015,968, $1,021,382 and $1,314,828, respectively.
                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                        (a limited partnership)
                       and Consolidated Ventures

        Notes to Consolidated Financial Statements - Continued



     Future minimum rental commitments under the lease are as follows:

                       1994. . . . . . . . . . .    $    900,000
                       1995. . . . . . . . . . .         900,000
                       1996. . . . . . . . . . .         900,000
                       1997. . . . . . . . . . .         900,000
                       1998. . . . . . . . . . .         900,000
                       Thereafter. . . . . . . .      36,000,000
                                                     -----------
                                                     $40,500,000
                                                     ===========

(8)  TRANSACTIONS WITH AFFILIATES

     The General Partners deferred their share of net cash flow of the Partnership due to them over a five-year period ending December 1992, to the receipt by the Holders of Interests of a 5% per annum cumulative non-compounded return on their Current Capital Accounts (as defined) for such five-year period. These deferred amounts consist of the Corporate General Partner's management fees and the General Partners' distributive share of net cash flow (see note 5). The cumulative combined amount of such deferred distributions and management fees aggregated $2,372,056 and $2,239,506 at December 31, 1993 and 1992, respectively. All amounts deferred do not bear interest and are payable from any net cash flow or net sale or refinancing proceeds of the Partnership, at such times as the General Partners determine.

     Fees, commissions and other expenses required to be paid by the Partner-ship (or its consolidated ventures) to the General Partners and their affiliates as of December 31, 1993 and for the years ended December 31, 1993, 1992 and 1991 are as follows:
                                                         UNPAID AT
                                                        DECEMBER 31,
                             1993      1992     1991       1993
                           --------  -------- --------  ------------

Insurance commissions. . . .$ 28,810   17,634   49,934     --
Reimbursement (at cost) for
 accounting services . . . . 76,669    90,567   86,291    76,669
Reimbursement (at cost) for
 data processing . . . . . .  --          434    2,536     --
Reimbursement (at cost) for
 legal services. . . . . . .  6,775     5,106    4,095     6,775
Management fees to Corporate
 General Partner . . . . . .331,376   331,376  332,132 1,482,537
Disbursement agent fees. . .  --        --      10,142     --
Reimbursement (at cost) for
 out-of-pocket expenses. . . 29,407    14,421   17,518     --
                           --------  -------- -------- ---------
                           $473,037   459,538  502,648 1,565,981
                           ========  ======== ======== =========

                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries (and salary related expenses) and direct expenses of officers and employees of the Corporate General Partner and its affiliates while directly engaged in the administration of the Partnership.


(9)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary combined financial information for JMB/125, JMB/Owings (through the date of sale - June 30, 1993), 260 Franklin, Villages Northeast and JMB/NewPark are as follows:

                                                    1993            1992
                                                  ------------    -----------

Current assets . . . . . . . . . . . . . . . . .$  21,169,710     22,731,010
Current liabilities, including $296,919,801
  in default in 1993 (note 3(b)) . . . . . . . . (325,829,424)  (307,308,392)
                                                 ------------     -----------

    Working capital (deficit). . . . . . . . . . (304,659,714)  (284,577,382)
                                                 ------------    -----------
Deferred expenses and accrued rents receivable .   35,176,540     44,881,845
Ventures partners' equity. . . . . . . . . . . .  (13,051,155)   (30,395,000)
Investment properties, net . . . . . . . . . . .  437,509,566    524,354,457
Other liabilities. . . . . . . . . . . . . . . .   (9,887,673)      (197,167)
Long-term debt . . . . . . . . . . . . . . . . . (158,357,756)  (264,045,649)
                                                 -----------     ------------

    Partnership's capital (deficit). . . . . . .$ (13,270,192)    (9,978,896)
                                                ==============   ============

Represented by:
  Invested capital . . . . . . . . . . . . . . .$  57,623,233     57,592,243
  Cumulative cash distributions. . . . . . . . .  (19,275,162)   (18,177,596)
  Cumulative losses. . . . . . . . . . . . . . .  (51,618,263)   (49,393,543)
                                                -----------     -------------

                                                $(13,270,192)    (9,978,896)
                                                =============   =============


Total income . . . . . . . . . . . . . . . . . .$104,538,897     88,026,766

Expenses applicable to operating loss. . . . . . 134,358,616    160,292,419
                                                ------------    ------------

Net operating loss . . . . . . . . . . . . . . . (29,819,719)   (72,265,653)
Gain on sale of investment in unconsolidated
  venture (note 6(a)). . . . . . . . . . . . . .   5,254,855       --
Loss on sale of investment property (note 6(b)).     (37,383)      --
                                                -------------   -----------

    Net loss (see note 3(b)) . . . . . . . . . .$(24,602,247)   (72,265,653)
                                                ============    ============

Partnership's share of loss. . . . . . . . . . .$ (2,224,720)   (14,384,114)
                                                =============    ==========
                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED



     Additionally, for the year ended December 31, 1991, total income was $95,441,955, expenses applicable to operating loss were $132,990,700 and the net loss was $37,548,745 for the unconsolidated ventures listed above.


(10)  SUBSEQUENT EVENT - DISTRIBUTIONS

     In February 1994, the Partnership paid an operating distribution of $561,391 ($4 per Interest) and a sales distribution of $14,034,783 ($100 per Interest) to the Limited Partners and $204,142 to the General Partners (of which $38,986 constituted a management fee).
                                                             SCHEDULE X

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              SUPPLEMENTARY INCOME STATEMENT INFORMATION

             YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991






                                     1993        1992        1991
                                  ----------  ----------  ----------

Depreciation . . . . . . . . . .  $4,021,646   5,080,004   5,090,639

Amortization of deferred expenses    105,969     121,810     120,639

Repair and maintenance . . . . .   2,273,058   2,338,602   2,272,338

Real estate taxes. . . . . . . .     758,595     694,813     700,859
                                  ==========  ==========  ==========

                                                                                                                       SCHEDULE XI
                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         DECEMBER 31, 1993






                                                                           COST
                                                                        CAPITALIZED
                                             INITIAL COST TO            SUBSEQUENT            GROSS AMOUNT AT WHICH CARRIED
                                             PARTNERSHIP (A)          TO ACQUISITION              AT CLOSE OF PERIOD (B)
                                      -----------------------------   --------------  --------------------------------------------
                                                        BUILDINGS          LAND,                        BUILDINGS
                                                          AND          BUILDINGS AND                       AND
                        ENCUMBRANCE        LAND        IMPROVEMENTS    IMPROVEMENTS         LAND       IMPROVEMENTS      TOTAL (D)
                        -----------     -----------    ------------   --------------     ----------    ------------    -----------
SHOPPING CENTER:
 Palm Desert Town Center
  Palm Desert (Palm
  Springs), California . .$42,448,451        -- (C)      59,126,292          876,228          --         60,002,520     60,002,520
                        ===========      ==========     ===========          =======     ==========     ===========     ==========

                                                                                                           SCHEDULE XI - CONTINUED
                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         DECEMBER 31, 1993





                                                                                                   LIVES ON WHICH
                                                                                                    DEPRECIATION
                                                                                                     IN LATEST
                                                                                                      INCOME              1993
                                                ACCUMULATED             DATE OF         DATE        STATEMENT IS       REAL ESTATE
                                               DEPRECIATION(E)       CONSTRUCTION     ACQUIRED       COMPUTED             TAXES
                                              ----------------       ------------    ----------   ---------------      -----------
SHOPPING CENTER:
 Palm Desert Town Center
  Palm Desert (Palm
  Springs), California . . . . . . . . . . .        10,011,970          1983           12/23/88        5-30 YEARS          758,595
                                                    ==========                                                             =======

Notes:
    (A)    The initial cost to the Partnership represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

    (B)    The aggregate cost of real estate owned at December 31, 1993 for Federal income tax purposes was approximately
           $59,881,585.

    (C)    Property operated under ground lease; see Note 7(b).

                                                                                                           SCHEDULE XI - CONTINUED
                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         DECEMBER 31, 1993


    (D)    Reconciliation of real estate owned:

                                                          1993               1992                1991
                                                      ------------       ------------       ------------

           Balance at beginning of period. . . . .    $152,984,077         152,484,181        152,452,850
           Additions during period . . . . . . . .         263,742             499,896             31,331
           Sale of investment property . . . . . .     (93,245,299)              --                 --
                                                      ------------         -----------        -----------
           Balance at end of period. . . . . . . .    $ 60,002,520         152,984,077        152,484,181
                                                      ============         ===========        ===========


    (E)    Reconciliation of accumulated depreciation:

           Balance at beginning of period. . . . .    $ 23,729,463          18,649,459         13,558,820
           Depreciation expense. . . . . . . . . .       4,021,646           5,080,004          5,090,639
           Sale of investment property . . . . . .     (17,739,139)              --                 --
                                                      ------------         -----------        -----------

           Balance at end of period. . . . . . . .    $ 10,011,970          23,729,463         18,649,459
                                                      ============         ===========        ===========








                     INDEPENDENT AUDITORS' REPORT


The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XVI:

     We have audited the combined financial statements of Certain Uncon-solidated Joint Ventures of Carlyle Real Estate Limited Partnership-XVI (note
1) as listed in the accompanying index. In connection with our audits of the combined financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These combined financial statements and financial statement schedules are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these combined financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Certain Unconsolidated Joint Ventures of Carlyle Real Estate Limited Partnership-XVI at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     The accompanying combined financial statements and financial statement schedules have been prepared assuming that the ventures comprising Certain Unconsolidated Joint Ventures of Carlyle Real Estate Limited Partnership-XVI will continue as going concerns. 125 Broad Building Associates (JMB/125) and its venture, 125 Broad Street Company (125 Broad) comprise approximately 78.8%, 86.1% and 76.9% of combined assets, revenues and net loss, respectively, in the accompanying combined financial statements as of and for the year ended December 31, 1993. As discussed in Note 3(b) of the Partnership's Notes to Consolidated Financial Statements, incorporated by reference in Note 2 of the Combined Financial Statements, the property owned by 125 Broad has suffered losses and cash flow deficits from operations and expects to incur significant cash flow deficits in the future that are required to be funded by the unaffiliated venture partners through 1995 pursuant to the 125 Broad joint venture agreement. In 1992, the unaffiliated joint venture partners failed to advance necessary funds to 125 Broad and, as a result, 125 Broad defaulted on its mortgage loan. JMB/125 has notified the unaffiliated joint venture partners that their failure to advance funds to cover operating deficits constitutes a default under the 125 Broad joint venture agreement. The 125 Broad joint venture partners have been negotiating with the property's lender to restructure the mortgage loan; however, there can be no assurances that negotiations to restructure the loan will be successful. The Partnership believes it is unlikely that the unaffiliated joint venture partners will fulfill their funding obligations to 125 Broad and JMB/125. As a result, it appears unlikely that 125 Broad will be able to restructure the mortgage loan. In the event that 125 Broad is unable to restructure the loan, JMB/125 would likely decide not to commit additional funds to 125 Broad. These circumstances raise substantial doubt about JMB/125's and 125 Broad's ability to retain their ownership interests in the investment property and continue as going concerns. The General Partners' plans with regard to these matters are also described in Note 3(b) of the Partnership's notes to consolidated financial statements. The accompanying combined financial statements and financial statement schedules do not include any adjustments that might result from the outcome of this uncertainty.



                                            KPMG PEAT MARWICK
Chicago, Illinois
March 25, 1994
                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                                  CERTAIN UNCONSOLIDATED VENTURES

                                                      COMBINED BALANCE SHEETS

                                                    DECEMBER 31, 1993 AND 1992


                                                              ASSETS
                                                              ------

                                                                                                       1993               1992
                                                                                                   ------------      ------------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  1,018,234           602,953
  Rents and other receivables, net of allowances for doubtful accounts of approximately $28,600,000
  and $9,300,000 for 1993 and 1992, respectively (note 1). . . . . . . . . . . . . . . . . . . .      1,183,725         2,201,877
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           28,219            31,596
  Escrow deposits (note 2) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,891,496         3,563,865
                                                                                                   ------------      ------------

          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,121,674         6,400,291
                                                                                                   ------------      ------------

Investment properties, at cost (notes 1 and 2) - Schedule XI:
  Land and leasehold interests . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,662,200         6,662,200
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      430,822,638       430,155,221
                                                                                                   ------------      ------------

                                                                                                    437,484,838       436,817,421
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (130,686,750)     (116,396,199)
                                                                                                   ------------      ------------

          Total investment properties, net of accumulated depreciation . . . . . . . . . . . .      306,798,088       320,421,222
                                                                                                   ------------      ------------

Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24,983,380        28,210,188
Accrued rents receivable, net of allowance of approximately $32,600,000 for 1992 and 1993 (note 1)    9,506,520        12,662,026
                                                                                                   ------------      ------------

                                                                                                   $348,409,662       367,693,727
                                                                                                   ============      ============
                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                                  CERTAIN UNCONSOLIDATED VENTURES

                                                COMBINED BALANCE SHEETS - CONTINUED

                                                    DECEMBER 31, 1993 AND 1992

                                       LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                       -----------------------------------------------------
                                                                                                       1993               1992
                                                                                                   ------------      ------------
Current liabilities:
  Current portion of long-term debt (notes 2 and 3). . . . . . . . . . . . . . . . . . . . . .     $248,739,738       277,410,516
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,171,912         3,462,459
  Accrued interest payable (notes 2 and 3) . . . . . . . . . . . . . . . . . . . . . . . . . .       48,180,063        19,702,140
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,606,928         2,975,775
                                                                                                   ------------      ------------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      301,698,641       303,550,890

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           75,614            69,501
Long-term debt, less current portion (note 3). . . . . . . . . . . . . . . . . . . . . . . . .       83,629,438        80,883,435
Loans from venture partners. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,650,326        12,054,105
                                                                                                   ------------      ------------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      400,054,019       396,557,931

Partners' capital accounts (deficits) (note 2):
  Carlyle-XVI:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       38,610,119        38,609,129
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (47,769,726)      (43,330,191)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (7,678,607)       (7,286,567)
                                                                                                   ------------      ------------
                                                                                                    (16,838,214)      (12,007,629)
                                                                                                   ------------      ------------
  Venture Partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      192,257,333       192,257,223
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (172,264,917)     (154,923,199)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (54,798,559)      (54,190,599)
                                                                                                   ------------      ------------
                                                                                                    (34,806,143)      (16,856,575)
                                                                                                   ------------      ------------
          Total partners' capital accounts (deficits). . . . . . . . . . . . . . . . . . . . .      (51,644,357)      (28,864,204)
                                                                                                   ------------      ------------
Commitments and contingencies (notes 1, 2, 3, 4 and 5)
                                                                                                   $348,409,662       367,693,727
                                                                                                   ============      ============


                                     See accompanying notes to combined financial statements.

                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                                  CERTAIN UNCONSOLIDATED VENTURES

                                                 COMBINED STATEMENTS OF OPERATIONS

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                                                                         1993           1992              1991
                                                                                    ------------     -----------      -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 52,635,345      56,501,354       63,564,048
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         224,395         247,317          584,173
  Other income (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . .      26,670,778           --               --
                                                                                    ------------     -----------      -----------
                                                                                      79,530,518      56,748,671       64,148,221
                                                                                    ------------     -----------      -----------
Expenses (Schedule X):
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . .      38,243,949      37,718,309       37,487,838
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14,290,551      14,282,738       14,770,247
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . .      25,958,917      27,473,788       27,949,819
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         251,446         249,163          178,508
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .       3,277,449       2,439,871        2,463,791
  Provision for value impairment (note 1). . . . . . . . . . . . . . . . . . . .           --              --          14,844,420
  Provision for uncollectible rents and accrued rents receivable (note 1). . . .      19,289,459      41,945,558            --
                                                                                    ------------     -----------      -----------

                                                                                     101,311,771     124,109,427       97,694,623
                                                                                    ------------     -----------      -----------

          Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 21,781,253      67,360,756       33,546,403
                                                                                    ============     ===========      ===========













                                     See accompanying notes to combined financial statements.

                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                                  CERTAIN UNCONSOLIDATED VENTURES

                                   COMBINED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991




                                                                                                      VENTURE
                                                                                    CARLYLE-XVI       PARTNERS          TOTAL
                                                                                    ------------    ------------     ------------

Balance at December 31, 1990 . . . . . . . . . . . . . . . . . . . . . . . . . .    $  8,139,413      62,310,758       70,450,171

Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,287,735       3,004,049        4,291,784
Cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (810,000)     (1,890,000)      (2,700,000)
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (7,135,678)    (26,410,725)     (33,546,403)
                                                                                    ------------     -----------      -----------

Balance at December 31, 1991 . . . . . . . . . . . . . . . . . . . . . . . . . .       1,481,470      37,014,082       38,495,522

Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             400             600            1,000
Cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --              --               --
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (13,489,499)    (53,871,257)     (67,360,756)
                                                                                    ------------     -----------      -----------

Balance (deficit) at December 31, 1992 . . . . . . . . . . . . . . . . . . . . .     (12,007,629)    (16,856,575)     (28,864,204)

Capital contributions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             990             110            1,100
Cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (392,040)       (607,960)      (1,000,000)
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (4,439,535)    (17,341,718)     (21,781,253)
                                                                                    ------------     -----------      -----------

Balance (deficit) at December 31, 1993 . . . . . . . . . . . . . . . . . . . . .    $(16,838,214)    (34,806,143)     (51,644,357)
                                                                                    ============     ===========      ===========









                                     See accompanying notes to combined financial statements.

                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                                  CERTAIN UNCONSOLIDATED VENTURES

                                                 COMBINED STATEMENTS OF CASH FLOWS

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                                                         1993            1992             1991
                                                                                    ------------    ------------     ------------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $(21,781,253)    (67,360,756)     (33,546,403)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14,290,551      14,282,738       14,770,247
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . .       3,277,449       2,439,871        2,463,791
    Long-term debt-deferred accrued interest . . . . . . . . . . . . . . . . . .       2,746,003       2,246,731        3,745,691
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . .       3,155,506        (569,354)      (2,762,073)
    Provisions for value impairment. . . . . . . . . . . . . . . . . . . . . . .           --              --          14,844,420
    Provision for uncollectible rents and accrued rents receivable . . . . . . .      19,289,459      41,945,558            --
Changes in:
  Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . .     (18,271,307)     (9,743,609)      (1,141,191)
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,377           2,051           (4,114)
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,327,631)       (703,081)      (2,860,784)
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (290,547)        382,966          192,389
  Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . .      28,477,923      18,625,490         (235,023)
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,368,847)        934,889        1,375,078
  Amounts due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . .           --              --            (186,951)
  Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,113         (16,120)         (31,634)
                                                                                    ------------    ------------     ------------
          Net cash provided by (used in) operating activities. . . . . . . . . .      28,206,796       2,467,374       (3,376,557)
                                                                                    ------------    ------------     ------------
Cash flows from investing activities:
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . .        (667,417)     (1,164,325)      (2,201,123)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . .         (50,641)       (274,276)        (334,622)
                                                                                    ------------    ------------     ------------
          Net cash used in investing activities. . . . . . . . . . . . . . . . .        (718,058)     (1,438,601)      (2,535,745)
                                                                                    ------------    ------------     ------------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . .     (28,670,778)          --            (108,987)
  Loans from (repayments to) venture partners. . . . . . . . . . . . . . . . . .       2,596,221        (539,702)       4,056,748
  Cash contributions from Partnership. . . . . . . . . . . . . . . . . . . . . .             990             400        1,287,735
  Cash distributions to Partnership. . . . . . . . . . . . . . . . . . . . . . .        (392,040)          --            (810,000)
  Cash contributions from venture partners . . . . . . . . . . . . . . . . . . .             110             600        3,004,049
  Cash distributions to venture partners . . . . . . . . . . . . . . . . . . . .        (607,960)          --          (1,890,000)
                                                                                    ------------    ------------     ------------
          Net cash provided by (used in) financing activities. . . . . . . . . .     (27,073,457)       (538,702)       5,539,545
                                                                                    ------------    ------------     ------------
          Net increase (decrease) in cash  . . . . . . . . . . . . . . . . . . .    $    415,281         490,071         (372,757)
                                                                                    ============    ============     ============
                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                                  CERTAIN UNCONSOLIDATED VENTURES

                                           COMBINED STATEMENTS OF CASH FLOWS - CONTINUED

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991







                                                                                         1993            1992             1991
                                                                                    ------------    ------------     ------------

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . .    $  7,020,023      16,846,088       33,977,170
                                                                                    ============    ============     ============
  Non-cash investing and financing activities. . . . . . . . . . . . . . . . . .
  Disposal of fully depreciated fixed assets . . . . . . . . . . . . . . . . . .    $      --              --             178,453
                                                                                    ============    ============     ============


























                                     See accompanying notes to combined financial statements.

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                    CERTAIN UNCONSOLIDATED VENTURES

                NOTES TO COMBINED FINANCIAL STATEMENTS

                   DECEMBER 31, 1993, 1992 AND 1991


(1)  ORGANIZATION AND BASIS OF ACCOUNTING

     The accompanying combined financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. They include the accounts of certain of the unconsolidated joint ventures in which Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI" or "Partnership") owns a direct interest. Also included are the accounts of certain of those joint venture partnerships (underlying ventures) in which Carlyle-XVI owns an indirect interest through one of the unconsolidated joint ventures. Certain unconsolidated ventures previously included in the combined financial statements have been excluded. The entities included in the combined financial statements are as follows:

       VENTURE                                       DATE ACQUIRED
       -------                                       -------------

1.  Carlyle-XVI Associates, L.P. (a)
    - JMB/125 Broad Building Associates, L.P.
      ("JMB/125") (b)                                  12/31/85
    - 125 Broad Street Company (b)

2.  260 Franklin Street Associates
      ("260 Franklin") (a)                              5/21/86

     (a) Represents an unconsolidated venture in which Carlyle-XVI owns a direct ownership interest.

     (b) Represents a joint venture in which Carlyle-XVI owns an indirect ownership interest through an unconsolidated venture.

     For purposes of preparing the combined financial statements, the effect of all transactions between an unconsolidated joint venture and an underlying venture has been eliminated.

     The records of the ventures are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accom-panying combined financial statements have been prepared from such records after making appropriate adjustments to reflect the ventures' accounts in accordance with generally accepted accounting principles. Such adjustments are not recorded on the records of the ventures.

     Statement of Financial Accounting Standards No. 95 requires the ventures to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. The ventures record amounts held in U.S. government obligations at costs which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less as cash equivalents with any remaining amounts reflected as short-term investments.

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires entities with total assets exceeding $150 million at December 31, 1993 to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                    CERTAIN UNCONSOLIDATED VENTURES

          NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED


believes the carrying amount of its financial instruments classified as current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other instruments. As the debt secured by the 125 Broad Street Building has been classified by the Partnership as a current liability at December 31, 1993 as a result of defaults (see Note 3(b)of Notes to Consolidated Financial Statements of Carlyle-XVI), and because the resolution of such defaults is uncertain, the Partnership considers the disclosure of the SFAS 107 value of such long-term debt to be impracticable. The remaining debt, with a carrying balance of $83,629,438, has been calculated to have an SFAS 107 value of $82,234,956 by discounting the scheduled loan payments to maturity. Due to restrictions on transferability and prepayment, the general illiquid nature of the current real estate financing market and the inability to obtain comparable financing due to property specific competitive conditions, the Partnership would be unable to refinance these properties to obtain such calculated debt amounts reported. (See note 3.) The Partnership has no other significant financial instruments.

     Deferred expenses are comprised of deferred leasing and renting costs, which are amortized using the straight-line method over the terms of the related leases and financing costs which are amortized over the term of the related debt.

     Depreciation on the investment properties has been provided over the estimated useful lives of 5 to 30 years using the straight-line method.

     All investment properties are pledged as security for the long-term debt, for which there is no recourse to the ventures.

     Maintenance and repair expenses are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     Certain amounts in the 1991 and 1992 combined financial statements have been reclassified to conform to the 1993 presentation.

     Although certain leases provide for tenant occupancy during periods for which no rent is due and/or increases in minimum lease payments over the term of the lease, the ventures accrue prorated rental income for the full period of occupancy on a straight-line basis.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the venture partners rather than the ventures.

     Vacancy rates in the downtown Manhattan office market have increased over the last few years. As a result, competition for tenants has increased which has resulted in lower effective rents. The increased vacancy in the downtown Manhattan office market has resulted primarily from layoffs, cutbacks and consolidations by many financial service companies which, along with related businesses, dominate the submarket. This has resulted in uncertainty as to the ability of the joint venture partnership that owns the 125 Broad Street Building to recover the net carrying value of the investment property through future operations and sale. As a matter of prudent accounting practice, a provision for value impairment of such investment property of $14,844,420 was recorded as of December 31, 1991. Such provision was recorded to reduce the net book value of the investment property to the then outstanding balance of the related non-recourse financing and unaffiliated venture partner loans.

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                    CERTAIN UNCONSOLIDATED VENTURES

          NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED



     Additionally, as more fully described in Note 3(b) of Notes to the Consolidated Financial Statements of Carlyle-XVI, JMB/125 has reserved for certain receivables relating to one of the major tenants at 125 Broad Street. In 1992, 125 Broad reserved for approximately $32,600,000 of accrued rents receivable relating to such tenant's lease. Additionally, 125 Broad has provided for additional losses of approximately $19,300,000 and $9,300,000 in 1993 and 1992, respectively, relating to amounts currently due from the O&Y partners relating to such tenant's lease.

     In October 1993, 125 Broad entered into an agreement with Salomon Brothers, Inc. to terminate its lease covering approximately 236,000 square feet at the property on December 31, 1993 rather than its scheduled termination in January 1997. In consideration for the early termination of the lease, Salomon Brothers, Inc. paid 125 Broad approximately $26,700,000, which 125 Broad in turn paid to its lender to reduce mortgage principal outstanding under the mortgage loan. In addition, Salomon Brothers, Inc. paid JMB/125 $1,000,000 in consideration of JMB/125's consent of the lease termination.


(2)  VENTURE AGREEMENTS

     A description of the venture agreements is contained in Note 3 of Notes to Consolidated Financial Statements of Carlyle-XVI. Such note is hereby incorporated herein by reference.

                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                                  CERTAIN UNCONSOLIDATED VENTURES

                                        NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED


(3)  LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1993 and 1992:

                                                                                               1993            1992
                                                                                           ------------    ------------
11.0% per annum mortgage note; secured by the 260 Franklin Street Building; monthly payments of interest only at 11% per annum were required through January 1,
  1991; modified in 1991 to require monthly payments of principal and interest of $714,375 through May 1, 1991, monthly payments of interest only (6% per annum) of $374,455 from June 1, 1991 through January 1, 1992, monthly payments of interest only (8% per annum) of $499,273 from February 1, 1992 through
  December 1, 1995, with the unpaid balance of principal and interest of approximately $74,891,013 due on January 1, 1996.  Additional interest payable upon maturity to provide an 11% per annum return to lender and
  60% of the greater of net sales or refinancing proceeds or the net appraised value, as defined.  Reference is made to Note 3(d) of Notes to Consolidated
  Financial Statements of Carlyle-XVI. . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 83,629,438     80,883,435

10.125% per annum consolidated mortgage notes; secured by the 125 Broad
  Street Building; semi-annual payments of interest only are required through December 23, 1995; any outstanding principal and unpaid interest is due on December 27, 1995.  In default as of June 1992.  Reference is made to Note 3(b) of Notes to Consolidated Financial Statements of
  Carlyle-XVI. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .248,739,738     277,410,516
                                                                                           ------------    ------------

          Total debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .332,369,176     358,293,951
          Less current portion of long-term debt representing amounts in
            default at December 31, 1992 and 1993. . . . . . . . . . . . . . . . . . . . . .248,739,738     277,410,516
                                                                                           ------------    ------------

          Total long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 83,629,438     80,883,435
                                                                                           ============    ============


             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                    CERTAIN UNCONSOLIDATED VENTURES

          NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED


     As of December 1993, accrued interest relating to the 125 Broad Street mortgage note in default was $48,180,063.

     Included in the above total long-term debt is $2,746,003 and $5,992,422 for 1993 and 1992, respectively, which represents mortgage interest accrued but not currently payable pursuant to the terms of the 260 Franklin mortgage note.

     Five year maturities of long-term debt are as follows:

                   1994. . . . . . . . .  $248,739,738
                   1995. . . . . . . . .        --
                   1996. . . . . . . . .    83,629,438
                   1997. . . . . . . . .        --
                   1998. . . . . . . . .        --
                                          ============

(4)  LEASES

     (a)  As Property Lessor

     At December 31, 1993, the properties in the combined group consisted of two office buildings. The ventures have determined that all leases relating to the properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding cost of land, is depreciated over the estimated useful lives. Leases range in term from one to 25 years and provide for fixed minimum rent and partial to full reimbursement of operating costs.

     Minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance), to be received in the future under the above operating commercial lease agreements, are as follows:

                   1994. . . . . . . . .    $ 33,971,048
                   1995. . . . . . . . .      32,109,659
                   1996. . . . . . . . .      31,392,418
                   1997. . . . . . . . .      28,012,975
                   1998. . . . . . . . .      21,503,945
                   Thereafter. . . . . .     285,974,806
                                            ------------

                                            $432,964,851
                                            ============
             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                    CERTAIN UNCONSOLIDATED VENTURES

          NOTES TO COMBINED FINANCIAL STATEMENTS - CONCLUDED


     (b)  As Property Lessee

     The 125 Broad Street Building property is currently subject to a ground lease as more fully described in Note 3(b) of Notes to Consolidated Financial Statements of Carlyle-XVI.

     Future minimum rental commitments under the lease are as follows:

                   1994. . . . . . . . .     $ 1,075,000
                   1995. . . . . . . . .       1,075,000
                   1996. . . . . . . . .       1,075,000
                   1997. . . . . . . . .       1,075,000
                   1998. . . . . . . . .       1,075,000
                   Thereafter. . . . . .      74,175,000
                                             -----------

                                             $79,550,000
                                             ===========


(5)  TRANSACTIONS WITH AFFILIATES

     An affiliate of the Corporate General Partner has provided property management services at 260 Franklin Street since June of 1988. Additionally, during 1993, 1992 and 1991, an affiliate of the Corporate General Partner provided leasing services. Such affiliates earned property management fees of $340,753, $308,339 and $364,686 in 1993, 1992 and 1991, respectively, of which the Partnership's share was $102,226, $92,502 and $109,406 for 1993, 1992 and
1991, respectively. Such affiliates also earned leasing fees of $6,789, $65,157 and $129,304 for 1993, 1992 and 1991, respectively. As of December 31, 1993, $89,092 of these fees were unpaid, of which the Partnership's share is $26,727. Pursuant to the terms of the loan modification for 260 Franklin, cash flow from the property in an amount equal to all management fees and leasing fees payable to affiliates of the Corporate General Partner are being escrowed by 260 Franklin and are reported as escrow deposits in the accompanying Combined Financial Statements.

                                                             SCHEDULE X


             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                    CERTAIN UNCONSOLIDATED VENTURES

              SUPPLEMENTARY INCOME STATEMENT INFORMATION

             YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



                                 CHARGED TO COSTS AND EXPENSES
                            ---------------------------------------------
                                 1993           1992           1991
                              ----------     ----------     ----------

Depreciation . . . . . .     $14,290,551     14,282,738     14,770,247

Amortization of
  deferred expenses. . .       3,277,449      2,439,871      2,463,791

Repairs and maintenance.       2,838,276      3,008,899      2,986,565

Real estate taxes. . . .      13,632,935     14,896,356     14,348,573
                             ===========    ===========    ===========













                                                                                                                       SCHEDULE XI
                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI

                                                  CERTAIN UNCONSOLIDATED VENTURES

                                         COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         DECEMBER 31, 1993



                                                                 COST
                                                              CAPITALIZED
                                        INITIAL COST TO      SUBSEQUENT TO                 GROSS AMOUNT AT WHICH CARRIED
                                    UNCONSOLIDATED VENTURES(A)ACQUISITION                     AT CLOSE OF PERIOD (B)
                                    ---------------------------------------          --------------------------------------
                                                               BUILDINGS
                                        LAND       BUILDINGS      AND        PROVISION    LAND AND   BUILDINGS
                                       LEASEHOLD      AND    -------------   FOR VALUE    LEASEHOLD     AND
                          ENCUMBRANCE  INTERESTS  IMPROVEMENTSIMPROVEMENTS   IMPAIRMENT   INTEREST  IMPROVEMENTS   TOTAL (F)
                          ----------- ----------- ------------------------  ----------   ----------------------- -----------
OFFICE BUILDINGS:
New York,
 New York. . . . . . . . $248,739,738    -- (C)    347,338,617  13,215,086  14,844,420(D)     --     345,709,283 345,709,283
Boston,
 Massachusetts . . . . .   83,629,438   8,169,209   97,607,593   3,119,487  17,120,734(E)  6,662,200  85,113,355  91,775,555
                         ------------ -----------  -----------  ---------- -----------    ---------- ----------- -----------
    Total. . . . . . . . $332,369,176   8,169,209  444,946,210  16,334,573  31,965,154     6,662,200 430,822,638 437,484,838
                         ============ ==========   ===========  ========== ===========    ========== =========== ===========

                                                                                                           SCHEDULE XI - CONTINUED
                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI

                                                  CERTAIN UNCONSOLIDATED VENTURES

                                         COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         DECEMBER 31, 1993


                                                                                                    LIFE ON WHICH
                                                                                                    DEPRECIATION
                                                                                                     IN LATEST
                                                                                                    STATEMENT OF          1993
                                                ACCUMULATED             DATE OF         DATE         OPERATIONS        REAL ESTATE
                                               DEPRECIATION(G)       CONSTRUCTION     ACQUIRED      IS COMPUTED           TAXES
                                              ----------------       ------------    ----------   ---------------      -----------
OFFICE BUILDINGS:
New York, New York . . . . . . . . . . . . .       107,147,398           1970          12/31/85        5-30 years      $11,864,207
Boston, Massachusetts. . . . . . . . . . . .        23,539,352           1985          05/21/86        5-30 years        1,768,728
                                                   -----------                                                         -----------

    Total. . . . . . . . . . . . . . . . . .       130,686,750                                                         $13,632,935
                                                   ===========                                                         ===========

- -----------------
Notes:
    (A)    The initial cost to the unconsolidated venture or underlying ventures represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
    (B)    The aggregate cost of real estate owned at December 31, 1993 for Federal income tax purposes was approximately
$457,355,761.
    (C)    Property operated under ground lease; see Note 4(b).
    (D)    In 1991, the affiliated joint venture recorded a provision for value impairment totalling $14,844,420; see Note 2.
    (E)    In 1990, the affiliated joint venture recorded a provision for value impairment totalling $17,120,734; see Note 2.

                                                                                                           SCHEDULE XI - CONTINUED
                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI

                                                  CERTAIN UNCONSOLIDATED VENTURES

                                         COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         DECEMBER 31, 1993








    (F)    Reconciliation of real estate owned as of December 31, 1993, 1992 and 1991:

                                                           1993               1992               1991
                                                        -----------        -----------       -----------
      Balance at beginning of period . . . . . . .     $436,817,421        524,492,548       537,089,929
      Additions during period. . . . . . . . . . .          667,417          1,538,843         2,470,494
      Retirements during period. . . . . . . . . .            --                 --             (223,455)
      Provision for value impairment . . . . . . .            --                 --          (14,844,420)
                                                       ------------       ------------      ------------

      Balance at end of period . . . . . . . . . .     $437,484,838        436,817,421       524,492,548
                                                       ============       ============      ============

    (G)    Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . .     $116,396,199        108,843,465        93,023,616
      Retirements during period. . . . . . . . . .           --                 --              (223,455)
      Depreciation expense . . . . . . . . . . . .       14,290,551         15,557,970        16,043,304
                                                       ------------       ------------      ------------

      Balance at end of period . . . . . . . . . .     $130,686,750        116,396,199       108,843,465
                                                       ============       ============      ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with the accountants during fiscal year 1992 and 1993.



                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, Realty Associates-XVI, L.P., an Illinois limited partnership with JMB as the sole general partner. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership. Various relationships of the Partnership to the Corporate General Partner and its affiliates are described under the caption "Conflicts of Interest" at pages 9-14 of the Prospectus, a copy of which description is filed herewith and is hereby incorporated herein by reference to Exhibit 28 to the Partnership's Report on Form 10-K for December 31, 1992 (File No. 0-16516) dated March 19, 1993.

     The names, positions held and length of service therein of each director and executive officer and certain officers of the Corporate General Partner are as follows:
                                                         Served in
    Name                     Office                     Office Since
    ----                     ------                     ------------

    Judd D. Malkin           Chairman                    5/03/71
                             Director                    5/03/71
    Neil G. Bluhm            President                   5/03/71
                             Director                    5/03/71
    Jerome J. Claeys III     Director                    5/09/88
    Burton E. Glazov         Director                    7/01/71
    Stuart C. Nathan         Executive Vice President    5/08/79
                             Director                    3/14/73
    A. Lee Sacks             Director                    5/09/88
    John G. Schreiber        Director                    3/14/73
    H. Rigel Barber          Chief Executive Officer     8/01/93
    Jeffrey R. Rosenthal     Chief Financial Officer     8/01/93
    Ira J. Schulman          Executive Vice President    6/01/88
    Gailen J. Hull           Senior Vice President       6/01/88
    Howard Kogen             Senior Vice President       1/02/86
                             Treasurer                   1/01/91


     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve one-year terms until the annual meeting of the Corporate General Partner to be held on June 7, 1994. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 7, 1994. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-VIII ("JMB Income-VIII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")) and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-VIII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 56) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. He is a Certified Public Accountant.

     Neil G. Bluhm (age 56) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Jerome J. Claeys III (age 51) (Chairman and Director of JMB Institutional Realty Corporation) has been associated with JMB since September, 1977. He holds a Masters degree in Business Administration from the University of Notre Dame.

     Burton E. Glazov (age 55) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 52) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 60) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 47) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 44) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Jeffrey R. Rosenthal (age 42) has been associated with JMB since December, 1987. He is a Certified Public Accountant.

     Gary Nickele (age 41) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Ira J. Schulman (age 42) has been associated with JMB since February, 1983. He holds a Masters degree in Business Administration from the University of Pittsburgh.

     Gailen J. Hull (age 45) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 58) has been associated with JMB since March, 1973. He is a Certified Public Accountant.





ITEM 11.  EXECUTIVE COMPENSATION

     Officers and directors of the Corporate General Partner receive no direct remuneration in such capacities from the Partnership. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses as described under the caption " Compensation and Fees" at pages 9-13, "Cash Distributions" at pages 88-91, "Allocation of Profits or Losses for Tax Purposes" at page 88 of the Prospectus and at pages A-12 to A-25 of the Partnership Agreement, included as an exhibit to the Prospectus, which descriptions are hereby incorporated herein by reference to Exhibit 28 to the Partnership's Report on Form 10-K for December 31, 1992 (File No. 0-16516) dated March 19, 1993. Reference is also made to Notes 5 and 8 for a description of such distributions and allocations. In 1993, the General Partners received $149,119 and deferred $49,706 of distributions and the Corporate General Partner earned management fees of $331,376 of which $82,844 was deferred and unpaid as of December 31, 1993. See Note 8. The General Partners received a share of Partnership income for tax purposes aggregating $183,474 in 1993. Such losses may benefit the General Partners (or the partners thereof) to the extent that such losses may be offset against taxable income from the Partnership or other sources.

     The Partnership is permitted to engage in various transactions involving the General Partners and their affiliates, as described under the captions "Compensation and Fees" at pages 9-13, "Conflicts of Interest" at pages 14-21 of the Prospectus and "Powers, Rights and Duties of the General Partners" at pages A-27 to A-35 of the Partnership Agreement, which descriptions are hereby incorporated herein by reference to Exhibit 28 to the Partnership's Report on Form 10-K for December 31, 1992 (File No. 0-16516) dated March 19, 1993. The relationship of the Corporate General Partner (and its director and officers) to its affiliates is set forth above in Item 10.

     An affiliate of the Corporate General Partner provided property management services in 1993 for the 260 Franklin Street Building in Boston, Massachusetts. In 1993, such affiliate earned property management fees of $332,666 for such services. Additionally during 1993, an affiliate of the Corporate General Partner provided leasing services for the 260 Franklin Building amounting to $6,789, of which all were unpaid as of December 31, 1993. All property management and leasing fees earned in 1993 were escrowed by 260 Franklin. See Note 3(d) for a description of the accounting for these fees. Additionally, during 1993, an affiliate of the Corporate General Partner provided property management services for the Dunwoody Crossing (Phases I, II and III) Apartments and earned property management fees amounting to $117,143, of which $6,580 was unpaid as of December 31, 1993. As set forth in the Prospectus of the Partnership, the Corporate General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 6% of the gross income from the property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days notice.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1993 aggregating $28,810 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the acquisition and operation of the Partnership's real property investments. In 1993, the Corporate General Partner of the Partnership was due reimbursement for such out-of-pocket expenses in the amount of $29,407 all of which was paid as of December 31, 1993.

     Additionally, the General Partners are also entitled to reimbursements for legal, accounting and data processing services. Such costs for 1993 were $83,444, all of which was unpaid as of December 31, 1993. Amounts of these reimbursements may not exceed cost or 90% of what an independent party would charge.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Interests of the
         Partnership.

     (b) The Corporate General Partner and its officers and directors own the following Interests of the Partnership:


                                 NAME OF                            AMOUNT AND NATURE
                                 BENEFICIAL                         OF BENEFICIAL                            PERCENT
TITLE OF CLASS                   OWNER                              OWNERSHIP                                OF CLASS
- --------------                   ----------                         -----------------                        --------
Limited Partnership              JMB Realty Corporation             5 Interests (1)                          Less than 1%
Interests                                                           indirectly

Limited Partnership              Corporate General Partner          5 Interests (1)                          Less than 1%
Interests                        and its officers and               indirectly
                                 director as a group
- -----------------

     (1)  Includes 5 Interests owned by the Initial Limited Partner of the Partnership, for which JMB, as its indirect majority shareholder, is deemed to have sole voting and investment power.

     No officer or director of the Corporate General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     (c) There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no significant transactions or business relationships with the Corporate General Partner, affiliates or their management other than those described in Items 10 and 11 above.



                                PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)   The following documents are filed as part of this report:

             (1) Financial Statements (See Index to Financial Statements filed with this annual report).

             (2)  Exhibits.

                  3.   Amended and Restated Agreement of Limited
Partnership, which is incorporated by reference to Exhibit 3 to the Partnership's Report on Form 10-K for December 31, 1992 (File No. 0-16516) dated March 19, 1993.

                  4-A. Assignment Agreement set forth as Exhibit B to the Prospectus, a copy of which is incorporated by reference to Exhibit 4-A to the Partnership's Report on Form 10-K for December 31, 1992 (File No. 0-16516) dated March 19, 1993.

                  4-B. Documents relating to the loan modification of the mortgage loan secured by the 260 Franklin Street Building is hereby incorporated by reference to Exhibit 4-B to the Partnership's Form 10-K for December 31, 1992 (File No. 0-16516) dated March 27, 1992.

                  10-A.Escrow Deposit Agreement is hereby incorporated by reference to Exhibit 10.1 to the Partnership's Amendment No. 1 to Form S-11 (File No. 33-3567) Registration Statement dated May 14, 1986.

                  10-B.Acquisition documents relating to the purchase by the Partnership of an interest in the Owings Mills Shopping Center in Owings Mills, Maryland, are hereby incorporated herein by reference to Exhibit 10.13 to Post-Effective Amendment No. 3 to the Form S-11 (File No. 33-3567) Registration Statement of Carlyle Real Estate Limited Partnership-XV (File No. 2-95382) dated March 13, 1986.

                  10-C.Additional acquisition documents relating to the purchase by the Partnership of an interest in the Owings Mills Shopping Center in Owings Mills, Maryland, are hereby incorporated herein by reference to
Exhibit 10.2.1 to the Partnership's Post-Effective Amendment No. 2 on Form S-11 (File No. 33-3567) dated December 30, 1986.

                  10-D.Acquisition documents relating to the purchase by the Partnership of an interest in the 125 Broad Street Building, New York, New York, are hereby incorporated herein by reference to Exhibit 10.14 to Post-Effective Amendment No. 3 to the Form S-11 Registration Statement of Carlyle Real Estate Limited Partnership-XV (File No. 2-95382) dated March 13, 1986.

                  10-E.Acquisition documents relating to the purchase of an interest in the 260 Franklin Street Building, Boston, Massachusetts, are hereby incorporated herein by reference to Exhibit 10.4 to the Partnership's Amendment No. 2 to Form S-11 (File No. 33-3567) dated July 25, 1986.

                  10-F.Additional acquisition documents relating to the purchase of an interest in the 260 Franklin Street Building, Boston, Massachusetts, are hereby incorporated herein by reference to Exhibit 10.4.1 to the Partnership's Post-Effective Amendment No. 1 to Form S-11 (File No. 33-
3567) dated September 30, 1986.

                  10-G.Acquisition documents relating to the purchase by the Partnership of an interest in the Post Crest Apartments, Post Terrace Apartments, and Post Crossing Apartments in DeKalb County (Atlanta), Georgia, are hereby incorporated herein by reference to Exhibit 10.5 to the Partnership's Post-Effective Amendment No. 2 to Form S-11 (File No. 33-3567) dated September 30, 1986.

                  10-H.Acquisition documents relating to the purchase by the Partnership of an interest in NewPark Mall in Newark (Alameda County), California, are hereby incorporated herein by reference to Exhibit 10.6 to the Partnership's Post-Effective Amendment No. 2 to Form S-11 (File No. 33-3567) dated December 30, 1986.

                  10-I.Acquisition documents (as amended) relating to the purchase by the Partnership of an interest in the Blue Cross Office Building in Woodland Hills (Los Angeles), California, dated December 8, 1987 are hereby incorporated by reference to Exhibit 10-I to the Partnership's Form 10-K (File No. 0-16516) dated March 28, 1988.

                  10-J.Acquisition documents relating to the acquisition by the Partnership of an interest in the Palm Desert Town Center in Palm Desert, California, dated December 23, 1988 are hereby incorporated by reference to
Exhibit 1 to the Partnership's Form 8-K (File No. 0-16516) dated January 6,
1989.

                  10-K.First Amendment to Lease between JMB/Warner Center Associates and Blue Cross of California dated February 7, 1989, is hereby incorporated by reference to Exhibit 10-K to the Partnership's Form 10-K (File No. 0-16516) dated March 24, 1989.

                  10-L Copy of documents relating to the mortgage loan secured by the Blue Cross Building, Woodland Hills (Los Angeles), California, dated September 14, 1989 is hereby incorporated by reference to Exhibit 10-L to the Partnership's Form 10-K (File No. 0-16516) dated March 28, 1990.

                  10-M Copies of documents relating to the Partnership's ownership interest in 125 Broad Street Building are hereby incorporated by reference to Exhibit 10-M to the Partnership's Report on Form 10-Q for September 30, 1993 (File No. 0-16516) dated November 11, 1993.

                  10-N Sale documents and exhibits thereto relating to the Partnership's contract of sale of the Blue Cross Building, Woodland Hills (Los Angeles), California are hereby incorporated by reference to Exhibit 10-N to the Partnership's Report on Form 10-Q for September 30, 1993 (File No. 0-16516) dated November 11, 1993.

                  21.  List of Subsidiaries.

                  24.  Powers of Attorney

                  99.  The Partnership's Report on Form 8-K for November
16, 1993 (describing the November 2, 1993 sale of the Partnership's interest in the Blue Cross Building and exhibits thereto are hereby incorporated herein by reference. A copy of such report is filed herewith.

             Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)(4)(iii), the Registrant commits to provide copies of such to the Securities and Exchange Commission upon request.

       (b) The following report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

             (i) The Partnership's report on Form 8-K describing the sale of the Blue Cross Building. The Report was dated November 3, 1993. No financial statements were filed herewith.

No annual report or proxy material for the fiscal year 1993 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.
                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      JMB INCOME PROPERTIES, LTD. - XIII

                      By:  JMB Realty Corporation
                           Managing General Partner


                           GAILEN J. HULL
                      By:  Gailen J. Hull
                           Senior Vice President
                      Date:March 25, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      By:  JMB Realty Corporation
                           Managing General Partner


                           JUDD D. MALKIN*
                      By:  Judd D. Malkin, Chairman and Director
                      Date:March 25, 1994


                           NEIL G. BLUHM*
                      By:  Neil G. Bluhm, President and Director
                      Date:March 25, 1994


                           H. RIGEL BARBER*
                      By: H. Rigel Barber, Chief Executive Officer Date:March 25, 1994


                           JEFFREY R. ROSENTHAL*
                      By: Jeffrey R. Rosenthal, Chief Financial Officer Principal Financial Officer
                      Date:March 25, 1994


                           GAILEN J. HULL
                      By:  Gailen J. Hull, Senior Vice President
                           Principal Accounting Officer
                      Date:March 25, 1994


                           A. LEE SACKS*
                      By:  A. Lee Sacks, Director
                      Date:March 25, 1994


                           STUART C. NATHAN*
                      By:  Stuart C. Nathan, Executive Vice President
                             and Director
                      Date:March 25, 1994

                      *By: GAILEN J. HULL, Pursuant to a Power of Attorney


                           GAILEN J. HULL
                      By:  Gailen J. Hull, Attorney-in-Fact
                      Date:March 25, 1994

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI

                             EXHIBIT INDEX
                             -------------


                                            DOCUMENT
                                            INCORPORATED   SEQUENTIALLY
EXHIBIT NO. EXHIBIT                         BY REFERENCE   NUMBERED PAGE
- ----------- -------                         ------------   -------------

  3.        Amended and Restated Agree-
            ment of Limited Partnership
            of the Partnership                  Yes

  4-A.      Assignment Agreement                Yes

  4-B.      Documents relating to the
            loan modification of the
            mortgage loan secured by the
            260 Franklin Street Office
            Building                            Yes

 10-A.      Escrow Deposit Agreement            Yes

 10-B       Acquisition documents relating
            to the purchase by the Partnership
            of an interest in the Owings Mills
            Shopping Center in Owings Mills,
            Maryland                            Yes

 10-C.      Additional acquisition documents
            relating to the purchase by the
            Partnership of an interest in
            the Owings Mills Shopping Center
            in Owings Mills, Maryland           Yes

 10-D.      Acquisition documents relating
            to the purchase by the Partnership
            of an interest in the 125 Broad
            Street Building, New York, New York Yes

 10-E.      Acquisition documents relating
            to the purchase of an interest
            in the 260 Franklin Street
            Building, Boston, Massachusetts     Yes

 10-F.      Additional acquisition documents
            relating to the purchase of an
            interest in the 260 Franklin
            Street Building, Boston,
            Massachusetts                       Yes

 10-G.      Acquisition documents relating
            to the purchase by the Part-
            nership of an interest in the
            Post Crest Apartments, Post
            Terrace Apartments, and Post
            Crossing Apartments in DeKalb
            County (Atlanta), Georgia           Yes

 10-H.      Acquisition documents relating
            to the purchase by the Partnership
            of an interest in NewPark Mall
            in Newark (Alameda County),
            California                          Yes
                                            DOCUMENT
                                            INCORPORATED   SEQUENTIALLY
EXHIBIT NO. EXHIBIT                         BY REFERENCE   NUMBERED PAGE
- ----------- -------                         ------------   -------------

 10-I.      Acquisition documents
            (as amended) relating to the
            purchase by the Partnership of
            an interest in the Blue Cross
            Office Building in Woodland
            Hills (Los Angeles),
            California, dated Decem-
            ber 8, 1987                         Yes

 10-J.      Acquisition documents
            relating to the acquisition
            by the Partnership of an
            interest in the Palm Desert
            Town Center in Palm Desert,
            California, dated Decem-
            ber 23, 1988                        Yes

 10-K.      First Amendment to Lease
            between JMB/Warner Center
            Associates and Blue Cross of
            California dated February 7,
            1989                                Yes

 10-L.      Copy of documents relating to
            the mortgage loan secured by
            the Blue Cross Building,
            Woodland Hills (Los Angeles),
            California, dated Septem-
            ber 14, 1989                        Yes

 21.        List of Subsidiaries                No

 24.        Powers of Attorney                  No

 99.        Form 8-K for Blue Cross             No
- -----------------


     * Previously filed as exhibits to the Partnership's Registration Statement (as amended) on Form S-11 (File No. 33-3567) to the Securities Act of 1933 and to Carlyle Real Estate Limited Partnership - XVI's, Registration Statement (as amended) on Form S-11 (File No. 2-95382) to the Securities Act of 1933 and the Partnership's prior Reports on Form 8-K and Form 10-K of the Securities Act of 1934.