Form 10-Q
period 1994-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XVI
filed 1994-05-16
CIK 789950

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549



                                      FORM 10-Q



                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934




For the quarter ended March 31, 1994           Commission file number 0-16516




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

                                  TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION


Item 1.      Financial Statements. . . . . . . . . . . . . . . . . . .

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . .


PART II      OTHER INFORMATION


Item 3.      Defaults on Senior Securities . . . . . . . . . . . . . .

Item 5.      Other Information . . . . . . . . . . . . . . . . . . . .

Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . . .

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XVI
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                                 CONSOLIDATED BALANCE SHEETS

                                                            MARCH 31, 1994 AND DECEMBER 31, 1993

                                                                         (UNAUDITED)

                                                                           ASSETS
                                                                           ------
                                                                                                        MARCH 31,       DECEMBER 31,
                                                                                                         1994              1993
                                                                                                      ------------     ------------
Cash
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$    209,694          286,137
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18,686,996       32,618,483
  Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     738,653        1,010,293
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     148,653          202,526
                                                                                                      ------------     ------------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19,783,996       34,117,439
                                                                                                      ------------     ------------
Investment properties, at cost (note 2):
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  60,002,520       60,002,520
                                                                                                      ------------     ------------
                                                                                                        60,002,520       60,002,520
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (10,513,549)     (10,011,970)
                                                                                                      ------------     ------------
          Total investment properties, net of accumulated depreciation . . . . . . . . . . . . . . . .  49,488,971       49,990,550
Investment in unconsolidated ventures, at equity (notes 1, 2 and 6). . . . . . . . . . . . . . . . . .   3,754,197        3,850,428
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     377,991          335,676
Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     267,859          292,124
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,237,718        1,185,497
                                                                                                      ------------     ------------
                                                                                                      $ 74,910,732       89,771,714
                                                                                                      ============     ============
                                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XVI
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                           CONSOLIDATED BALANCE SHEETS - CONTINUED


                                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                                    -----------------------------------------------------

                                                                                                        MARCH 31,       DECEMBER 31,
                                                                                                          1994              1993
                                                                                                      ------------     ------------
Current liabilities:
  Current portion of long-term debt (notes 2(e) and 2(f)). . . . . . . . . . . . . . . . . . . . . . .$    292,140          283,548
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,552,571          901,810
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     453,061          444,215
  Amounts due to affiliates (note 5) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,565,981        1,565,981
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     135,993          200,757
                                                                                                      ------------     ------------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3,999,746        3,396,311
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      71,946           79,176
Investment in unconsolidated ventures, at equity (notes 1, 2 and 6). . . . . . . . . . . . . . . . . .  19,850,608       17,120,620
Long-term debt, less current portion (notes 2(e) and 2(f)) . . . . . . . . . . . . . . . . . . . . . .  42,088,566       42,164,903
                                                                                                      ------------     ------------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  66,010,866       62,761,010
Venture partners' subordinated equity in ventures. . . . . . . . . . . . . . . . . . . . . . . . . . .   5,459,646        5,766,754
Partners' capital accounts (deficits) (note 1):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20,000           20,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (3,100,814)      (2,979,118)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (340,793)        (175,636)
                                                                                                      ------------     ------------
                                                                                                        (3,421,607)      (3,134,754)
                                                                                                      ------------     ------------
  Limited partners:
    Capital contributions, net of offering costs and purchase discounts. . . . . . . . . . . . . . . . 120,541,353      120,541,353
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (72,673,249)     (69,752,546)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (41,006,277)     (26,410,103)
                                                                                                       -----------     ------------
                                                                                                         6,861,827       24,378,704
                                                                                                      ------------     ------------
          Total partners' capital accounts (deficits). . . . . . . . . . . . . . . . . . . . . . . . .   3,440,220       21,243,950
                                                                                                      ------------     ------------
Commitments and contingencies (notes 2 and 5)
                                                                                                      $ 74,910,732       89,771,714
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

                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                                                         (UNAUDITED)

                                                                                                         1994              1993
                                                                                                      ------------       ----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$  2,424,632        4,718,090
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     240,629          130,997
                                                                                                      ------------       ----------
                                                                                                         2,665,261        4,849,087
                                                                                                      ------------       ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,284,882        2,592,913
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     501,579        1,106,306
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,291,974        1,007,888
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     140,089          176,365
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14,154           30,453
  Management fees to corporate general partner (note 5). . . . . . . . . . . . . . . . . . . . . . . .      38,986           82,844
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      82,044           84,136
                                                                                                      ------------       ----------
                                                                                                         3,353,708        5,080,905
                                                                                                      ------------       ----------
          Operating loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     688,447          231,818
Partnership's share of loss from operations of unconsolidated ventures (notes 1, 2 and 5). . . . . . .   2,636,565        2,800,147
Venture partners' share of ventures' operations. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (282,613)          61,544
                                                                                                      ------------       ----------
          Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$  3,042,399        3,093,509
                                                                                                      ============       ==========
          Net loss per limited partnership interest (note 1):
              Net operating loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$      20.81            21.16
                                                                                                      ============       ==========
          Cash distributions per limited partnership interest (note 1) . . . . . . . . . . . . . . . .$     104.00             8.50
                                                                                                      ============       ==========





                                                See accompanying notes to consolidated financial statements.

                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                                                         (UNAUDITED)
                                                                                                         1994             1993
                                                                                                      -----------       ----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$(3,042,399)      (3,093,509)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    501,579        1,106,306
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14,154           30,453
    Partnership's share of loss from operations of unconsolidated ventures . . . . . . . . . . . . . .  2,636,565        2,800,147
    Venture partners' share of ventures' operations. . . . . . . . . . . . . . . . . . . . . . . . . .   (282,613)          61,544
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    271,640          206,727
    Prepaid interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      --          (3,893,702)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     53,873           77,618
    Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24,265           26,382
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (52,221)         (13,285)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    650,761           75,505
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,846         (540,488)
    Amounts due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      --             106,281
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (64,764)       7,008,375
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (7,230)           2,680
                                                                                                      -----------       ----------
          Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . . . . . . . .    712,456        3,962,034
                                                                                                      -----------       ----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments . . . . . . . . . . . . . . . . . . . 13,931,487       (2,915,214)
  Additions to investment property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      --             (65,358)
  Partnership's distributions from unconsolidated ventures . . . . . . . . . . . . . . . . . . . . . .    189,654          116,553
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (56,469)         (34,753)
                                                                                                      -----------       ----------
          Net cash provided by (used in) investing activities. . . . . . . . . . . . . . . . . . . . . 14,064,672       (2,898,772)
                                                                                                      -----------       ----------
                                                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                                         1994             1993
                                                                                                      -----------       ----------

Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (67,745)      (5,288,993)
  Venture partners' distributions from venture . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (24,495)         (23,932)
  Venture partners' contributions to venture . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      --           5,382,000
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .(14,596,174)      (1,192,957)
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (165,157)           --
                                                                                                      -----------       ----------
          Net cash used in financing activities. . . . . . . . . . . . . . . . . . . . . . . . . . . .(14,853,571)      (1,123,882)
                                                                                                      -----------       ----------
          Net decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .$   (76,443)         (60,620)
                                                                                                      ===========       ==========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 1,276,036        6,486,615
                                                                                                      ===========       ==========
  Non-cash investing and financing activities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .$     --               --
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

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MARCH 31, 1994 AND 1993

                                     (UNAUDITED)


     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1993, which are included in the Partnership's 1993 Annual Report on Form 10-K (File No. 0-16516) filed on March 25, 1994 (the "Annual Report"), as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures, JMB/Warner Center Associates ("JMB/Warner") (note 2(e)), JMB/Hahn PDTC Associates, L.P. ("Palm Desert") (note 2(f)) and Carlyle-XVI Associates, L.P. (note 2(b)). The effect of all transactions between the Partnership and its consolidated ventures has been eliminated. The Partnership, through JMB/Warner, sold the Blue Cross Building in November 1993.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interests in JMB/Owings Mills Associates ("JMB/Owings"); 260 Franklin Street Associates ("260 Franklin"); Villages Northeast Associates ("Villages Northeast"); JMB/NewPark Associates ("JMB/NewPark"); and its indirect ownership of JMB/125 Broad Building Associates, L.P. ("JMB/125"). The Partnership, through JMB/Owings, sold its interest in Owings Mills Mall in June 1993.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such adjustments are not recorded on the records of the Partnership. The effect of these items is summarized as follows for the three months ended March 31:

                                         1994                       1993
                                ---------------------      ---------------------
                               GAAP BASIS   TAX BASIS     GAAP BASIS   TAX BASIS
                               ----------   ---------     ----------   ---------
Net loss . . . . . . . . .     $3,042,399   1,735,149      3,093,509   1,481,780
Net earnings (loss) per
 limited partnership
 interest. . . . . . . . .     $    20.81       11.82          21.16       10.14
                               ==========   =========     ==========  ==========

     The net loss per limited partnership interest is based upon the Interests outstanding at the end of each period. Deficit capital accounts will result, through the duration of the Partnership, in the recognition of net gain for financial reporting and income tax purposes.

     Certain amounts in the 1993 consolidated financial statements have been reclassified to conform to the 1994 presentation.

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less as cash equivalents with any remaining (generally with original maturities of one year or less) amounts reflected as short-term investments being held to maturity. None of the Partnership's investments in U.S. Government obligations were classified as cash equivalents at March 31, 1994 and December 31, 1993.


(2)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at March 31, 1994 is party to five joint venture agreements (JMB/Owings, JMB/125, 260 Franklin, Villages Northeast and JMB/NewPark) directly or indirectly with Carlyle Real Estate Limited Partnership - XV ("Carlyle-XV") (and for JMB/125, Carlyle Advisors, Inc.) and two joint venture agreements (JMB/Warner and Palm Desert) with Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"). Carlyle-XV and Carlyle-XVII are all sponsored by the Corporate General Partner. The terms of the affiliated joint venture agreements provide, in general, that the benefits and obligations of ownership, including tax effects, net cash receipts and net sale and refinancing proceeds and capital contribution obligations are allocated or distributed, as the case may be, between the Partnership and the affiliated partner in proportion to their respective capital contributions to the affiliated venture. Pursuant to such agreements, the Partnership made capital contributions aggregating $137,554,968 through March 31, 1994. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership at March 31, 1994 owns interests through the above ventures in three apartment complexes, three office buildings and two shopping centers. In 1993, the Partnership through JMB/Owings sold its interest in Owings Mills Shopping Center and through JMB/Warner sold the Blue Cross Building.

     There are certain risks associated with Partnership's investments made through joint ventures, including the possibility that Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

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

     The partnership agreement of 125 Broad, as amended, provides that the O&Y partners are obligated to make advances to pay operating deficits incurred by 125 Broad from the earlier of 1991 or the achievement of a 95% occupancy rate of the office building through 1995. In addition, from closing through 1995, the O&Y partners are required to make capital contributions to 125 Broad for the cost of tenant improvements and leasing expenses up to certain specified amounts and to make advances to 125 Broad to the extent such costs exceed such specified amounts and such costs are not paid for by the working capital provided by JMB/125 or the cash flow of 125 Broad. The amount of all costs for such tenant improvements and leasing expenses over the specified amounts and the advances for operating deficits from the earlier of the achievement of a 95% occupancy rate of the office building or 1991 will be treated by 125 Broad as non-recourse loans bearing interest, payable monthly, at the floating prime rate of an institutional lender. The interest rate in effect at March 31, 1994 was 6.25% per annum. The amount of such outstanding O&Y partner non-recourse loans was approximately $16,234,000 at March 31, 1994. Due to a major tenant vacating in 1991, the property operated at a deficit in 1993 and

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


is expected to operate at a deficit in 1994 and for the next several years. Such deficits through 1995 are required to be funded by additional loans from the O&Y partners, although as discussed below the O&Y partners have been in default of such funding obligation since June 1992. The outstanding principal balance and any accrued and unpaid interest on such loans will be payable from 125 Broad's annual cash flow or net sale or refinancing proceeds, as described below. Any unpaid principal of such loans and any accrued and unpaid interest thereon will be due and payable on December 31, 2000. JMB/125 and the O&Y partners are obligated to make capital contributions, in proportion to their respective interests in 125 Broad, in amounts sufficient to enable 125 Broad to pay any excess expenditures not required to be covered by the capital contributions or advances of the O&Y partners described above.

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

     In the event of a dissolution and liquidation of 125 Broad, the terms of the 125 Broad joint venture agreement provide that if there is a deficit balance in the tax basis capital account of JMB/125, after the allocation of profits or losses and the distribution of all liquidation proceeds, then JMB/125 generally would be required to contribute cash to 125 Broad in the amount of its deficit capital account balance. Taxable gain arising from the sale or other disposition of 125 Broad's property would be allocated to the joint venture partner or partners then having a deficit balance in its or their respective capital accounts in accordance with the terms of the 125 Broad joint venture agreement. However, if such taxable gain is insufficient to eliminate the deficit balance in its account in connection with a liquidation of 125 Broad, JMB/125 would be required to contribute funds to 125 Broad (regardless of whether any proceeds were received by JMB/125 from the disposition of 125 Broad's property) to eliminate any remaining deficit capital account balance.

     The Partnership's liability for such contribution, if any, would be its share, if any, of the liability of JMB/125 and would depend upon, among other things, the amounts of JMB/125's and the O&Y partners' respective capital accounts at the time of a sale or other disposition of 125 Broad's property, the amount of JMB/125's share of the taxable gain attributable to such sale or other disposition of 125 Broad's property and the timing of the dissolution and liquidation of 125 Broad. In such event, the Partnership could be required to sell or dispose of other assets in order to satisfy an obligation to make such contribution. Although the amount of such liability could be material, the Limited Partners of the Partnership would not be required to make additional contributions of capital to satisfy such obligation, if any, of the Partnership.

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     As described above, the terms of the 125 Broad joint venture agreement provide that the O&Y partners are obligated to advance to 125 Broad, in the form of interest-bearing loans, amounts required to pay operating deficits and capital improvement costs incurred during 1991 through 1995. O&Y and certain of its affiliates have been involved in bankruptcy proceedings in the United States and Canada and similar proceedings in England. During 1993, O & Y emerged from bankruptcy protection in Canada. In addition, a reorganization of the management of the company's United States operations has been completed, and certain O&Y affiliates are in the process of renegotiating or restructuring various loans affecting properties in the United States in which they have an interest. In view of the present financial conditions of O&Y and its affiliates and the anticipated deficits for the property, as well as the existing defaults of the O&Y partners, it appears unlikely that the O&Y partners will meet their financial and other obligations to JMB/125 and 125 Broad.

     In October 1993, 125 Broad entered into an agreement with Salomon Brothers, Inc. to terminate its lease covering approximately 231,000 square feet (17% of the building) at the property on December 31, 1993 rather than its scheduled termination in January 1997. In consideration for the early termination of the lease, Salomon Brothers, Inc. paid 125 Broad approximately $26,500,000, plus interest thereon of approximately $200,000, which 125 Broad in turn paid to its lender to reduce amounts outstanding under the mortgage loan. In addition, Salomon Brothers, Inc. paid JMB/125 $1,000,000 in consideration of JMB/125's consent to the lease termination.

     Due to the O&Y partners' failure to advance necessary funds to 125 Broad as required under the 125 Broad joint venture agreement, 125 Broad defaulted on its mortgage loan in June 1992 by failing to pay approximately $4,722,000 of the semi-annual interest payment due on the loan. As a result of this default, the loan agreement provides for a default interest rate of 13-1/8% per annum on the unpaid principal amount. In addition, during 1992 affiliates of O&Y defaulted on a "takeover space" agreement with Johnson & Higgins, Inc. ("J&H"), one of the major tenants at the 125 Broad Street Building, whereby such affiliates of O&Y agreed to assume certain lease obligations of J&H at another office building in consideration of J&H's leasing space in the 125 Broad Street Building. As a result of this default, J&H has offset rent payable to 125 Broad for its lease at the 125 Broad Street Building in the amount of approximately $33,200,000 through March 31, 1994, and it is expected that J&H will continue to offset amounts due under its lease corresponding to amounts by which the affiliates of O&Y are in default under the "takeover space" agreement. Due to the O&Y affiliates' default under the "takeover space" agreement and the continuing defaults of the O&Y partners to advance funds to cover operating deficits, as of March 31, 1994, the arrearage under the mortgage loan had increased to approximately $48,180,00. As discussed above, approximately $26,700,000 was remitted to the lender in October 1993 in connection with the early termination of the Salomon Brothers lease, and was applied towards mortgage principal for financial reporting purposes. Due to their obligations relating to the "takeover space" agreement, the affiliates of O&Y are obligated for the payment of the rent receivable associated with the J&H lease at the 125 Broad Street Building. Based on the continuing defaults of the O&Y partners, 125 Broad has reserved the entire $33,200,000 of rent offset by J&H and has also reserved approximately $32,600,000 of accrued rents receivable relating to such J&H lease, since the ultimate collectability of such amounts depends upon the O&Y partners' and the O&Y affiliates' performance of their obligations. The Partnership's share of such losses, approximately $888,000 and $1,158,000 for the three months ended March 31, 1994 and 1993, respectively, is included in the Partnership's share of loss from operations of unconsolidated ventures.

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


negotiate a restructuring of the mortgage loan with the lender in order to reduce operating deficits of the property. In view of, among other things, the significant operating deficits which the property is expected to incur during 1994 and for the next several years, it is unlikely that a restructuring of the mortgage will be obtained. The loan restructuring is part of a larger restructuring with the lender involving a number of loans secured by various properties in which O&Y affiliates have an interest. JMB/125 has notified the O&Y partners that their failure to advance funds to cover the operating deficits constitutes a default under 125 Broad the joint venture agreement.

     Accordingly, it appears unlikely the O&Y partners will fulfill their obligations to 125 Broad and JMB/125. As discussed above, it appears unlikely that 125 Broad will be able to restructure the mortgage loan. Also, JMB/125 is not likely to commit any significant additional amounts to the property. This is expected to result in the Partnership no longer having an ownership interest in the property. If this event were to occur, the Partnership would recognize a net gain for financial reporting and Federal income tax purposes without any corresponding distributable proceeds. In addition, under certain circumstances as discussed above, JMB/125 may be required to make an additional capital contribution to 125 Broad in order to make up a deficit balance in its capital account, and the Partnership may, under certain circumstances, be required to bear a share of such additional capital contribution obligation.

     Vacancy rates in the downtown Manhattan office market have increased over the last few years. As a result, competition for tenants has increased, which has resulted in lower effective rents. The increased vacancy in the downtown Manhattan office market has resulted primarily from layoffs, cutbacks and consolidations by many financial service companies which, along with related businesses, dominate the submarket. This resulted in uncertainty as to 125 Broad's ability to recover the net carrying value of the investment property through future operations and sale. As a matter of prudent accounting practice, a provision for value impairment of such investment property of $14,844,420 was recorded as of December 31, 1991. The Partnership's share of such provision was $3,227,867 and was included in the Partnership's share of loss from operations of unconsolidated ventures. Such provision was recorded to reduce the net book value of the investment property to the then outstanding balance of the related non-recourse financing and O&Y partner loans.

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

     (c)  260 Franklin

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

     The affiliated joint venture reached an agreement with the lender to modify the terms of the long-term mortgage note secured by the 260 Franklin Street Building in December 1991. Beginning May 1991, the modified mortgage

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


note provides for monthly payments of interest only based upon the then outstanding balance at a rate of 6% per annum through January 1992 and 8% per annum thereafter. Upon the scheduled or accelerated maturity, or prepayment of the mortgage loan, the affiliated joint venture shall be obligated to pay an amount sufficient to provide the lender with an 11% per annum yield on the mortgage note from January 1, 1991 through the date of maturity or prepayment.

In addition, upon maturity or prepayment, the affiliated joint venture is obligated to pay to the lender a residual interest amount equal to 60% of the highest amount, if any, of (i) net sales proceeds, (ii) net refinancing proceeds, or (iii) net appraisal value, as defined. The affiliated joint venture is required to (i) escrow excess cash flow from operations (computed without a deduction for property management fees and leasing commissions to an affiliate), beginning in 1991, to cover future cash flow deficits, (ii) make an initial contribution to the escrow account of $250,000, of which the Partnership's share was $75,000, and (iii) make annual escrow contributions, through January 1995, of $150,000, of which the Partnership's share is $45,000. The escrow account is to be used to cover the cost of capital and tenant improvements and lease inducements ($726,983 used as of March 31, 1994) as defined, with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender as described above.

     (d)  JMB/NewPark

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

     On December 31, 1992, NewPark Associates refinanced the shopping center with an institutional lender. The new mortgage note payable in the principal amount of $50,620,219 is due on November 1, 1995. Monthly payments of interest only of $369,106 were due through November 30, 1993. Commencing on December 1, 1993 through October 30, 1995, principal and interest are due in monthly payments of $416,351 with a final balloon payment due November 1, 1995. Interest on the note payable accrues at 8.75% per annum. The joint venture has an option to extend the term of the mortgage note payable to November 1, 2000 upon payment of a $250,000 option fee and satisfaction of certain conditions as specified in the mortgage note. A portion of the proceeds from the note payable were used to pay the outstanding balance, including accrued interest, under the previous mortgage note payable and the notes payable to the unaffiliated joint venture partner. NewPark Associates commenced a renovation of NewPark Mall in early 1993 and such renovation was substantially completed as of September 30, 1993.

     (e)  JMB/Warner

     On November 2, 1993, the Partnership through JMB/Warner sold its interest in the Blue Cross Building (see note 3(b)).

     In December 1987, the Partnership acquired through JMB/Warner an interest in an existing five-structure office complex in Woodland Hills (Los Angeles), California known as the Blue Cross Building. The $90,000,000 purchase price of the property was paid in cash at closing. During 1989, JMB/Warner obtained a permanent mortgage loan in the principal amount of $55,000,000 secured by the Blue Cross Office Building.

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     In connection with the sale of the property to JMB/Warner, the seller had entered into a triple net lease of the entire office complex, which the seller has occupied since its construction. The obligations under such lease were secured by certain collateral pledged by the seller/tenant which was subsequently released, as described below. The lease had an initial term of 13-1/2 years for certain space and 15-3/4 years for the remainder of the property with three five-year renewal options. The lease provided for an initial annual base rent of $7,947,000 with periodic increases in the annual base rent equal to the lesser of (i) the periodic increase in a consumer price index, or (ii) 5% per annum compounded over the period. In general, the tenant was also obligated to pay the cost of property taxes and operating and maintenance expenses (other than the cost of flood or earthquake insurance) during the initial lease term and any renewal period. Commencing in 1993, JMB/Warner was obligated to pay the cost of any structural maintenance and repairs and any expenses for changes in the office complex attributable to governmental compliance. As a result of the sale of its interest, JMB/Warner was relieved of such obligations.

     (f)  Palm Desert

     In December 1988, the Partnership, Carlyle-XVII and an affiliate of the seller acquired through Palm Desert an interest in an existing, enclosed regional shopping center known as Palm Desert Town Center in Palm Desert, California and a leasehold interest in the underlying land.

     The Partnership and Carlyle-XVII acquired their interests in Palm Desert, subject to a first mortgage loan with an outstanding principal balance of approximately $43,500,000, for an initial aggregate contribution of approximately $17,400,000, all of which was paid in cash at closing, of which the Partnership's share was approximately $14,925,000. The Partnership's and Carlyle-XVII's initial aggregate contributions were used to make the distribution to the joint venture partner as described below and to pay a portion of the closing costs. Except for amounts to be contributed to Palm Desert to pay certain closing costs, the joint venture partner was not required to make any capital contributions to Palm Desert at closing.
However, in consideration of a distribution from Palm Desert at closing, the joint venture partner was obligated to make periodic contributions to Palm Desert to retire the $13,752,746 purchase price obligation of Palm Desert to the seller of the shopping center, of which $4,826,906 was paid in January 1993. As of January 1993, the purchase price obligation was paid in full. In addition, the joint venture partner has made and is obligated to make contributions to Palm Desert through December 1994 to pay any operating deficits and to pay a portion of the returns to the Partnership and Carlyle-
XVII. Amounts required to pay the cost of tenant improvements and allowances and other capital expenditures, as well as any operating deficits of Palm Desert after December 1994, are expected to be contributed to Palm Desert 25% by the joint venture partner and 75% by the Partnership and Carlyle-XVII in the aggregate. Reference is made to Note 3(h) of Notes to Consolidated Financial Statements contained in the Partnership's 1993 Report on Form 10-K for further information concerning the joint venture agreement.

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

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (g)  Villages Northeast

     The Villages Northeast joint venture, through a joint venture with an affiliate of the developer, refinanced the first mortgage loan secured by the Dunwoody Crossing (Phase II) Apartments (formerly known as Post Crest) located in Atlanta, Georgia. Effective October 6, 1992, the joint venture obtained a $9,800,000 replacement loan from an institutional lender to retire in full satisfaction the original first mortgage loan.

     The new first mortgage loan, which is also collateralized by the property, requires monthly payments of principal and interest (7.64% per annum) of $73,316 beginning November 1, 1992 and continuing through November 1, 1997, when the remaining balance is payable. The new lender required the establishment of an escrow account for real estate taxes to be deposited on a monthly basis.

     An affiliate of the joint venture partner entered into an agreement to manage the complexes through December 31, 2002 (subject to earlier termination by either party upon 60 days' prior written notice) for a fee equal to 5% of the gross revenues of the complexes. In August 1993, an affiliate of the General Partners assumed management of the property for a fee equal to 5% of the gross revenues of the complexes.


(3)  SALE OF INVESTMENT PROPERTIES

     (a)  JMB/Owings

     On June 30, 1993, JMB/Owings sold its partnership interest in Owings Mills Limited Partnership ("OMLP"), which owns an allocated portion of the land, building and related improvements of the Owings Mills Mall located in Owings Mills, Maryland. The purchaser, O.M. Investment II Limited Partnership, is an affiliate of the JMB/Owing's joint venture partner in OMLP.


     The sale price of the interest in OMLP was $9,416,000, all of which was received in the form of a promissory note. In addition, the Partnership and Carlyle-XV were relieved of their allocated portion of the debt secured by the property. The promissory note (which is secured by a guaranty from an affiliate of the purchaser and of the JMB/Owing's joint venture partner in
OMLP) bears interest at a rate of 7% per annum unless a certain specified event occurs, in which event the rate would increase to 8% per annum for the remainder of the term of the note. The promissory note requires principal and interest payments of approximately $109,000 per month with the remaining principal balance of approximately $5,500,000 due and payable on June 30, 1998. The monthly installment of principal and interest would be adjusted for the increase in the interest rate if applicable. Early prepayment of the promissory note may be required under certain circumstances (as defined), including the sale or further encumbrance of Owings Mills Mall.

     The net cash proceeds and gain from sale of the interest in OMLP will be allocated 50% to the Partnership and 50% to Carlyle-XV in accordance to the JMB/Owings partnership agreement.

     For financial reporting purposes, JMB/Owings recognized, on the date of sale, gain of $5,254,855, of which the Partnership's share is $2,627,427, attributable to JMB/Owings being relieved of its obligations under the OMLP's partnership agreement pursuant to the terms of the sale agreement. The Partnership has adopted the cost recovery method until such time as the purchaser's initial investment is sufficient in order to recognize gain under

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Statement of Financial Accounting Standards No. 66. At March 31, 1994, the total deferred gain of JMB/Owings, including principal and interest payments of $757,956 received through March 31, 1994, is $9,898,759, of which the Partnership's share is $4,949,380.

     (b)  JMB/Warner

     On November 2, 1993, JMB/Warner sold the Blue Cross Building to an unaffiliated purchaser for a sales price of $76,909,292, of which the Partnership's share was $57,061,733. The sales price consisted of $23,300,000 (before costs of sale) paid in cash at closing and the assumption by the purchaser of the existing mortgage note having an unpaid amount of $53,609,292. For financial reporting purposes, the Partnership allocated approximately $735,000 of prorations to the purchase price. The Partnership's share of net cash proceeds (before costs of sale and after consideration of the prorations) was approximately $17,833,000. As a result of the sale, the Partnership recognized in 1993 a loss of $299,039 and a gain of $1,837,983 for financial reporting and Federal income tax purposes, respectively.

     Included in the consolidated cash balances is approximately $1,055,000 of sales proceeds that has not been distributed as of March 31, 1994 to the affiliated venture partner, Carlyle-XVII. These funds are expected to be distributed in the second quarter of 1994.


(4)  PARTNERSHIP AGREEMENT

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

     The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership or the General Partners' interests in the Partnership. "Net cash receipts" from operations of the Partnership will be allocated 90% to the Holders of Interests and 10% to the General Partners (of which 6.25% constitutes a management fee to the Corporate General Partner for services in managing the Partnership). However, for the five year period through the end of 1992, the General Partners deferred their allocation of "net cash receipts" to a stipulated return on capital for the Holders of Interests. The deferred amounts are payable out of any "net cash receipts" and "sales or refinancing proceeds" of the Partnership, without interest at such times as the General Partners may determine.

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


(5)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partner-ship (or its consolidated ventures) to the General Partners and their affiliates as of March 31, 1994 and for the three months ended March 31, 1994 and 1993 are as follows:

                                                                     Unpaid at
                                           1994        1993       March 31, 1994
                                         -------     --------    ---------------
Management fees to Corporate
 General Partner . . . . . . . . .       $38,986       82,844        1,482,537
Reimbursement (at cost) for
 out-of-pocket expenses and
 salaries and salary related
 expenses. . . . . . . . . . . . .        18,510       28,129           83,444
                                         -------      -------        ---------

                                         $57,496      110,973        1,565,981
                                         =======      =======        =========

     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries (and salary related expenses) and direct expenses of their officers and employees and direct expenses of the Corporate General Partner and its affiliates while directly engaged in the administration of the Partnership and operation of its properties. Such costs relating to the administration of the Partnership were $18,257 and $83,444 for the three months ended March 31, 1994 and for the twelve months ended December 31, 1993 of which $83,444 is unpaid as of March 31, 1994.

     The General Partners deferred their share of net cash flow of the Partnership due to them over a five-year period ending December 1992, to the receipt by the Holders of Interests of a 5% per annum cumulative non-compounded return on their Current Capital Accounts (as defined) for such five-year period. These deferred amounts consist of the Corporate General Partner's management fees (which are reflected in the above table) and the General Partners' distributive share of net cash flow. The cumulative combined amount of such deferred distributions and management fees aggregated $889,619 and $1,482,537, respectively, at March 31, 1994. All amounts deferred or currently payable do not bear interest and are payable from any net cash flow or net sale or refinancing proceeds of the Partnership, at such times as the General Partners determine.

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED



(6)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/125, JMB/Owings (through the date of sale - June 30, 1993) and 260 Franklin for the three months ended March 31, 1994 and 1993 is as follows:

                                                            1994        1993
                                                        -----------  ----------

     Total income. . . . . . . . . . . . . . . . . .    $11,472,085   15,785,384
     Expenses applicable to operating loss . . . . .     24,295,630   26,982,252
                                                        -----------   ----------
     Operating loss. . . . . . . . . . . . . . . . .    $12,823,545   11,196,868
                                                        ===========   ==========
     Partnership's share of loss . . . . . . . . . .    $ 2,565,996    2,757,918
                                                        ===========   ==========


(7)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1994 and for the three months ended March 31, 1994 and 1993.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At March 31, 1994, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $200,000. Such funds and short-term investments of approximately $18,700,000 are available for distributions to partners, working capital requirements, and to fund anticipated operating deficits at 260 Franklin to the extent not funded from escrowed reserves.
Such amounts include approximately $1,055,000 invested in short-term securities by JMB/Warner that represents the affiliated partner's share of undistributed net cash proceeds from the sale of the Blue Cross Building. The Partnership and its consolidated ventures have currently budgeted in 1994 approximately $574,000 for tenant improvements and other capital expenditures.

The Partnership's share of such items, including its share of such items for its unconsolidated ventures, is currently budgeted to be approximately $778,500. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through working capital, cash generated by the investment properties, through an obligation of a venture partner to provide a preferred return of annual cash flow with respect to the Palm Desert Town Center investment property through December 1994 and from the sale and refinancing of such properties, including NewPark Mall. Because the cash flow from the Blue Cross Building was a significant portion of the Partnership's total operating cash flow, beginning in 1994, distributions from operations will be reduced.

     The Partnership's and its ventures' mortgage obligations are non-recourse. Therefore, the Partnership and its ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale. However, for any particular investment property that is incurring deficits, the Partnership or its ventures may seek a modification of existing indebtedness and, in the absence of a satisfactory debt modification, may decide, in light of the then existing and expected future market conditions for such investment property, not to commit additional funds to such investment property. This would result in the Partnership no longer having an ownership interest in such property and generally would result in gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds.

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

     The first mortgage loan in the principal amount of approximately $20,579,000 at March 31, 1994, secured by the Dunwoody Crossing Phase I and III Apartments is scheduled to mature in October 1994. The joint venture owning the property plans to refinance this note when it matures, although there can be no assurance the joint venture will be able to obtain such financing.

     NewPark Associates commenced a renovation of NewPark Mall in early 1993 and such renovation was substantially complete as of September 30, 1993. NewPark Mall may be subject to increased competition from a new mall that is scheduled to open in the vicinity in late 1994.

     Concerning the 125 Broad Street Building, vacancy rates in the downtown Manhattan office market have increased significantly over the last few years. As vacancy rates rise, competition for tenants increases, which results in lower effective rental rates. The increased vacancy rate in the downtown Manhattan office market has resulted primarily from layoffs, cutbacks and consolidations by many of the financial service companies which, along with related businesses, dominate this submarket. The Partnership believes that these adverse market conditions and the negative impact on effective rental rates may continue over the next few years. The current competitive market in downtown Manhattan has significantly affected the 125 Broad Street Building, as the occupancy has decreased to 54% at March 31, 1994 partially as a result of a major tenant vacating 395,000 square feet (30% of the building) at the expiration of its lease during 1991. Additionally, in October 1993, 125 Broad entered into an agreement with Salomon Brothers, Inc. to terminate its lease covering approximately 231,000 square feet (17% of the building) at the property on December 31, 1993 rather than its scheduled termination in January 1997. In consideration for the early termination of the lease, Salomon Brothers, Inc. paid 125 Broad approximately $26,500,000, plus interest thereon of approximately $200,000, which 125 Broad in turn paid to its lender to reduce amounts outstanding under the mortgage loan. In addition, Salomon Brothers, Inc. paid JMB/125 $1,000,000 in consideration of JMB/125's consent to the lease termination. The property will be adversely affected by low effective rental rates to be achieved upon releasing of the space. The low effective rental rates coupled with the lower occupancy during the releasing period are expected to result in the property operating at a significant deficit in 1994 and for the next several years. The unaffiliated venture partners (the "O&Y partners"), who are affiliates of Olympia & York Developments, Ltd. ("O&Y"), are obligated to fund (in the form of interest-bearing loans) operating deficits and costs of lease-up and capital improvements through the end of 1995. However, as discussed below, the O&Y partners are in default in respect to certain of their funding obligations, and it appears unlikely that the O&Y partners will fulfill their obligations to 125 Broad and JMB/125. Releasing of the building's vacant space will depend upon, among other things, the O&Y partners advancing the costs associated with such releasing since JMB/125 does not intend to contribute funds to 125 Broad to pay such costs. The O&Y partners have made outstanding loans to 125 Broad of approximately $16,234,000 as of March 31, 1994. Such loans, which are non-recourse to JMB/125, are payable out of cash flow from property operations or sale or refinancing proceeds. Based on the facts discussed above and as described more fully in Note 2(b), 125 Broad recorded a provision for value impairment as of December 31, 1991 to reduce the net book value of the 125 Broad Street Building to the then outstanding balance of the related non-recourse financing and O&Y partner loans due to the uncertainty of 125 Broad's ability to recover the net carrying value of the investment property through future operations or sale.

     O & Y and certain of its affiliates have been involved in bankruptcy proceedings in the United States and Canada and similar proceedings in England. Subsequent to December 31, 1992, O & Y emerged from bankruptcy protection in Canada. In addition, a reorganization of the management of the company's United States operations has been completed, and certain O&Y affiliates are in the process of renegotiating or restructuring various loans affecting properties in the United States in which they have an interest. In view of the present financial condition of O&Y and its affiliates and the anticipated deficits for the property as well as the existing defaults of the O&Y partners discussed below, it appears unlikely that the O&Y partners will meet their financial and other obligations to JMB/125 and 125 Broad.

     The O&Y partners have failed to advance necessary funds to 125 Broad as required under the 125 Broad joint venture agreement, and as a result, 125 Broad defaulted on its mortgage loan, which has an outstanding principal balance of approximately $277,000,000, in June 1992 by failing to pay approximately $4,722,000 of the semi-annual interest payment due on the loan. In addition, during 1992 affiliates of O&Y defaulted on a "takeover space" agreement with Johnson & Higgins, Inc. ("J&H"), one of the major tenants at the 125 Broad Street Building, whereby such affiliates of O&Y agreed to assume certain lease obligations of J&H at another office building in consideration of J&H's leasing space in the 125 Broad Street Building. As a result of this default, J&H has offset rent payable to 125 Broad for its lease at the 125 Broad Street Building in the amount of approximately $33,200,000 through March 31, 1994, and it is expected that J&H will continue to offset amounts due under its lease corresponding to amounts by which the affiliates of O&Y are in default under the "takeover space" agreement. Due to the O&Y affiliates' default under the "takeover space" agreement and the continuing defaults of the O&Y partners to advance funds to cover operating deficits, as of March 31, 1994, the arrearage under the mortgage loan had increased to approximately $48,180,000. As discussed above, approximately $26,700,000 was remitted to the lender in October 1993 in connection with the early termination of the Salomon Brothers lease, and was applied towards the mortgage principal for financial reporting purposes. Due to their obligations relating to the "takeover space" agreement, the affiliates of O&Y are obligated for the payment of the rent receivable associated with the J&H lease at the 125 Broad Street Building. Based on the continuing defaults of the O&Y partners, 125 Broad has reserved the entire $33,200,000 of rent offset by J&H and has also reserved approximately $32,600,000 of accrued rents receivable relating to such J&H lease, since the ultimate collectability of such amounts depends upon the O&Y partners' and the O&Y affiliates' performance of their obligations. The Partnership's share of such losses was approximately $888,000 and $1,158,000 for the three months ended March 31, 1994 and 1993, respectively, and is included in the Partnership's share of loss from operations of unconsolidated ventures. The O&Y partners have attempted to negotiate a restructuring of the mortgage loan with the lender in order to reduce operating deficits of the property. In view of, among other things, the significant operating deficits which the property is expected to incur during 1994 and for the next several years, it is unlikely that a restructuring of the mortgage loan will be obtained. The loan restructuring is part of a larger restructuring with the lender involving a number of loans secured by various properties in which O&Y affiliates have an interest. JMB/125 has notified the O&Y partners that their failure to advance funds to cover the operating deficits constitutes a default under the 125 Broad joint venture agreement.

     Accordingly, it appears unlikely the O&Y partners will fulfill their obligations to 125 Broad and JMB/125. As discussed above, it also appears unlikely that 125 Broad will be able to restructure the mortgage loan. As a result, JMB/125 is not likely to commit any significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property. If this event were to occur, the Partnership would recognize a net gain for financial reporting and Federal income tax purposes without any corresponding distributable proceeds. In addition, under certain circumstances, JMB/125 may be required to make an additional capital contribution to 125 Broad in order to make up a deficit balance in its capital account, and the Partnership may, under certain circumstances, be required to bear a share of such additional capital contribution obligation. Reference is made to Note 2(b).

     The office market in the Financial District of Boston remains competitive due to new office building developments and layoffs, cutbacks and consolidations by financial service companies. The effective rental rates achieved upon releasing have been substantially below the rates which were received under the previous leases for the same space. In December 1991, the affiliated joint venture reached an agreement with the lender to modify the long-term mortgage note secured by 260 Franklin Street Building. The property is currently expected to operate at a deficit for 1994 and for several years thereafter. The loan modification required that the affiliated joint venture establish an escrow account for excess cash flow from the property's operations (computed without a deduction for property management fees and lease commissions to an affiliate) to be used to cover the cost of capital and tenant improvements and lease inducements (as defined), which are the primary components of the anticipated operating deficits noted above, with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender. Beginning January 1, 1992, 260 Franklin began escrowing the payment of property management fees and lease commissions owed to an affiliate of the Corporate General Partner pursuant to the terms of the debt modification. The Partnership's share of such fees and lease commissions is approximately $212,000 at March 31, 1994. In 1995, the leases of tenants occupying approximately 107,000 square feet (approximately 31% of the property) at the 260 Franklin Street Building expire. It is anticipated that there would be significant cost related to releasing this space. In addition, the long-term mortgage loan matures January 1, 1996. If the affiliated joint venture is unable to refinance or extend the mortgage loan, the Partnership may decide not to commit any significant additional funds. This may result in the Partnership no longer having an ownership interest in the property. This would result in the Partnership recognizing a gain for financial reporting purposes.

     On November 2, 1993, the Partnership through JMB/Warner Center Associates sold the Blue Cross Building to an unaffiliated buyer for a sale price of $76,909,292, of which the Partnership's share was $57,061,733. The sales price consisted of $23,300,000 (before costs of sale) paid in cash at closing and the assumption by the purchaser of the existing mortgage note having an unpaid amount of $53,609,292. Reference is made to Note 3(b). In February 1994, the Partnership made cash distributions to its Limited Partners that included $100 per Interest from proceeds received in connection with the sale of the Blue Cross Building.

     The Partnership received (through a joint venture with an affiliate) its specified cash return relating to Palm Desert Town Center, which is being funded by an unaffiliated venture partner through December 31, 1994 pursuant to the terms of the applicable joint venture agreement. In addition, the Partnership is receiving cash distributions from operations of the Dunwoody Crossings Apartments and NewPark Mall.

     In June 1993, JMB/Owings sold its interest in the Owings Mills Shopping Center for $9,416,000 represented by a purchase price note. Reference is made to Note 3(a).

     R.H. Macy's & Co., Inc. and affiliated entities, which are the owners of Macy's, Bullock's and Bullock's Wilshire stores, filed for protection under Chapter XI of the Bankruptcy Act in January 1992. The Macy's stores at Newpark Mall and Owings Mills Shopping Center and the Bullock's and Bullock's Wilshire stores at Palm Desert Town Center have continued to operate since the bankruptcy filing. The stores have continued to pay their required contributions towards common area expenses since the filing. It is not currently expected that the bankruptcy proceedings will have a significant adverse impact on the Partnership. Palm Desert Town Center did not incur any significant damage as a result of the January 1994 earthquake in Southern California.

     Though the economy has recently shown signs of improvement and financing is generally becoming more available for certain types of higher-quality properties in healthy markets, real estate lenders are typically requiring a lower loan-to-value ratio for mortgage financing than in the past. This has made it difficult for owners to refinance real estate assets at their current debt levels unless the value of the underlying property has appreciated significantly. As a consequence, and due to the weakness of some of the local real estate markets in which the Partnership's properties operate, the Partnership is taking steps to preserve its working capital. Therefore, the Partnership is carefully scrutinizing the appropriateness of any discretionary expenditures, particularly in relation to the amount of working capital reserves it has available. By conserving working capital, the Partnership will be in a better position to meet future needs of its properties without having to rely on external financing sources.

     The General Partners had deferred through December 31, 1992, their receipt of partnership management fees and distributions of net cash generated from operations. Beginning in 1993, the General Partners are receiving partnership management fees and distributions of net cash generated from operations. The cumulative amount of such deferrals at March 31, 1994 was $2,372,056. Such amount does not bear interest and is payable from net cash generated from future net cash flow and net sale or refinancing proceeds at such time as the General Partners determine. Reference is made to Note 5.

     Due to the factors discussed above, it is likely that the Partnership will hold certain of its investment properties longer than originally anticipated in order to maximize the return to the Limited Partners. Although the Partnership expects to distribute sale proceeds from the disposition of the Partnership's remaining assets, without a dramatic improvement in market conditions, Limited Partners will receive significantly less than their original investment.

RESULTS OF OPERATIONS

     The decrease in short-term investments at March 31, 1994 as compared to December 31, 1993 is primarily due to the distribution to the Limited Partners in February 1994 of $14,034,783 of sales proceeds from the Blue Cross Building sale.

     The decrease in interest rents and other receivables at March 31, 1994 as compared to December 31, 1993 is primarily due to the collection in 1994 of tenant expense reimbursements related to 1993 at Palm Desert Town Center.

     The increase in accounts payable at March 31, 1994 as compared to December 31, 1993 is primarily due to an increase in state withholding taxes payable of approximately $340,000 for distributions made to the Limited Partners relating to the sale of the Blue Cross Building.

     The decrease in rental income, mortgage and other interest, depreciation, amortization of deferred expenses and venture partners' share of ventures' operations for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993 is primarily due to the sale of the Blue Cross Building in November 1993. Reference is made to Note 3(b).

     The increase in interest income for the three months ended March 31, 1994 as compared to the three months March 31, 1993 is primarily due to interest earned on the temporary investment of the sales proceeds of the Blue Cross Building prior to their distribution in February 1994.

     The increase in property operating expenses for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993 is primarily due to increased ground rental payments and an increase in provision for doubtful accounts at Palm Desert Town Center.

     The decrease in management fees to the Corporate General Partner for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993 is due to a decrease in the distribution paid to the partners a portion of which is in the form of a management fee.




PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS ON SENIOR SECURITIES

     The mortgage loan secured by the 125 Broad Street property is in default at March 31, 1994 due to the partial payment of scheduled debt service since June 1992. Reference is made to Note 2(b) of Notes to Consolidated Financial Statements filed with this quarterly report and the discussion of Liquidity and Capital Resources contained in the Management's Discussions and Analysis of Financial Condition section of this quarterly report for further information regarding the loan default, which discussions are herein incorporated by reference.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                                          OCCUPANCY
     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties:

                                                                                  1993                                  1994
                                                            -------------------------------        ------------------------------
                                                                    At         At       At        At       At        At       At
                                                                   3/31       6/30     9/30     12/31     3/31      6/30     9/30
                                                                   ----       ----     ----     -----     ----      ----    -----
1.  Owings Mills Shopping Center
     Owings Mills (Baltimore County), Maryland . . . . . . .        93%        N/A      N/A       N/A      N/A
2.  125 Broad Street Building
     New York, New York. . . . . . . . . . . . . . . . . . .        72%        72%      72%       54%      54%
3.  260 Franklin Street Building
     Boston, Massachusetts . . . . . . . . . . . . . . . . .        97%        98%      97%       99%      99%
4.  Dunwoody Crossing (Phase I, II, and III)
     Apartments
     DeKalb County (Atlanta), Georgia (a). . . . . . . . . .        94%        96%      93%       90%      91%
5.  NewPark Mall
     Newark (Alameda County), California . . . . . . . . . .        71%        73%      80%       81%      80%
6.  Blue Cross Office Building
      Woodland Hills (Los Angeles), California . . . . . . .       100%       100%     100%       N/A      N/A
7.  Palm Desert Town Center
     Palm Desert (Palm Springs), California. . . . . . . . .        92%        94%      96%       97%      97%

- - ------------------

     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.

     (a) Formerly known as Post Crossing, Post Crest and Post Terrace Apartments, respectively.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits

    4-A.    Assignment Agreement set forth as Exhibit B to the Prospectus, a copy of which is hereby incorporated by reference to Exhibit 4-A to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-16516) dated March 19, 1993.

    4-B.    Documents relating to the loan modification of the mortgage loan secured by the 260 Franklin Street Building is hereby incorporated by reference to Exhibit 4-B to the Partnership's report for December 31, 1991 on Form 10-K (File No. 0-16516) dated March 27, 1992.

    10-A.   Escrow Deposit Agreement is hereby incorporated by reference to
Exhibit 10.1 to the Partnership's Amendment No. 1 to Form S-11 (File No. 33-
3567) Registration Statement dated May 14, 1986.

    10-B.   Acquisition documents relating to the purchase by the Partnership of an interest in the Owings Mills Shopping Center in Owings Mills, Maryland, are hereby incorporated herein by reference to Exhibit 10.13 to Post-Effective Amendment No. 3 to the Form S-11 (File No. 33-3567) Registration Statement of Carlyle Real Estate Limited Partnership-XV (File No. 2-95382) dated March 13, 1986.

    10-C.   Additional acquisition documents relating to the purchase by the
Partnership of an interest in the Owings Mills Shopping Center in Owings Mills, Maryland, are hereby incorporated herein by reference to Exhibit 10.2.1 to the Partnership's Post-Effective Amendment No. 2 on Form S-11 (File No. 33-
3567) dated December 30, 1986.

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

    10-F.   Additional acquisition documents relating to the purchase of an interest in the 260 Franklin Street Building, Boston, Massachusetts, are hereby incorporated herein by reference to Exhibit 10.4.1 to the Partnership's Post-Effective Amendment No. 1 to Form S-11 (File No. 33-3567) dated September 30, 1986.

    10-G.   Acquisition documents relating to the purchase by the Partnership of an interest in the Post Crest Apartments, Post Terrace Apartments, and Post Crossing Apartments in DeKalb County (Atlanta), Georgia, are hereby incorporated herein by reference to Exhibit 10.5 to the Partnership's Post-Effective Amendment No. 2 to Form S-11 (File No. 33-3567) dated September 30, 1986.

    10-H.   Acquisition documents relating to the purchase by the Partnership of an interest in NewPark Mall in Newark (Alameda County), California, are hereby incorporated herein by reference to Exhibit 10.6 to the Partnership's Post-Effective Amendment No. 2 to Form S-11 (File No. 33-3567) dated December 30, 1986.

    10-I. Acquisition documents (as amended) relating to the purchase by the Partnership of an interest in the Blue Cross Office Building in Woodland Hills (Los Angeles), California, dated December 8, 1987 are hereby incorporated by reference to Exhibit 10-I to the Partnership's report for December 31, 1987 on Form 10-K (File No. 0-16516) dated March 28, 1988.

    10-J.   Acquisition documents relating to the acquisition by the
Partnership of an interest in the Palm Desert Town Center in Palm Desert, California, dated December 23, 1988 are hereby incorporated by reference to
Exhibit 1 to the Partnership's Form 8-K (File No. 0-16516) dated January 6,
1989.

    10-K.   First Amendment to Lease between JMB/Warner Center Associates and
Blue Cross of California dated February 7, 1989, is hereby incorporated by reference to Exhibit 10-K to the Partnership's report for December 31, 1988 on Form 10-K (File No. 0-16516) dated March 24, 1989.

    10-L.   Copy of documents relating to the mortgage loan secured by the Blue
Cross Building, Woodland Hills (Los Angeles), California, dated September 14, 1989 is hereby incorporated by reference to Exhibit 10-L to the Partnership's report for December 31, 1989 on Form 10-K (File No. 0-16516) dated March 28, 1990.

    10-M.   Copies of documents relating to JMB/125 Broad Building Associates ownership interest in 125 Broad Street Building are hereby incorporated by reference to the Partnership's Form 10-Q for September 30, 1993 (File No. 0-16516) dated November 11, 1993.

    10-N.   Sale document and exhibits thereto relating to the Partnership's contract of sale of the Blue Cross Building in Woodland Hills, California is hereby incorporated by reference to Exhibit 10-N to the Partnership's Form 10-Q for September 30, 1993 (File No. 0-16516) dated November 11, 1993.

    10-O.   Takeover Agreement relating to the Johnson & Higgins space at the
125 Broad Building is filed herewith.


(b) The following reports on Form 8-K were filed since the beginning of the last quarter of the period covered by this report.

         (i) The Partnership's report on Form 8-K/A dated April 11, 1994 amending the Partnership's report on Form 8-K dated November 16, 1993 regarding the sale of the Blue Crossing Building on November 2, 1993.

                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI

                       BY:    JMB Realty Corporation
                              (Corporate General Partner)




                              By:   GAILEN J. HULL
                                    Gailen J. Hull, Senior Vice President
                              Date: May 11, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                    GAILEN J. HULL
                                    Gailen J. Hull, Principal Accounting Officer
                              Date: May 11, 1994