Form 10-Q
period 1994-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XVI
filed 1994-08-12
CIK 789950

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549



                                      FORM 10-Q



                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934




For the quarter ended June 30, 1994        Commission file number 0-16516




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
Yes   X    No

                                  TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION


Item 1.      Financial Statements. . . . . . . . . . . . . . . . . . .      3

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . .     20


PART II      OTHER INFORMATION


Item 3.      Defaults on Senior Securities . . . . . . . . . . . . . .     24

Item 5.      Other Information . . . . . . . . . . . . . . . . . . . .     25

Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . . .     26

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XVI
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                                 CONSOLIDATED BALANCE SHEETS

                                                             JUNE 30, 1994 AND DECEMBER 31, 1993

                                                                         (UNAUDITED)

                                                                           ASSETS
                                                                           ------
                                                                                                 JUNE 30,        DECEMBER 31,
                                                                                                   1994             1993
                                                                                               ------------     ------------
Current assets:
Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 14,546,467          286,137
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,324,087       32,618,483
  Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . .      339,350        1,010,293
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       91,024          202,526
                                                                                               ------------     ------------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18,300,928       34,117,439
                                                                                               ------------     ------------
Investment properties, at cost (note 2):
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   60,002,520       60,002,520
                                                                                               ------------     ------------
                                                                                                 60,002,520       60,002,520
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (11,015,398)     (10,011,970)
                                                                                                -----------     ------------
          Total investment properties, net of accumulated depreciation . . . . . . . . . . . .   48,987,122       49,990,550
Investment in unconsolidated ventures, at equity (notes 1, 2 and 6). . . . . . . . . . . . . .    3,783,184        3,850,428
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      379,840          335,676
Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      243,990          292,124
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,289,939        1,185,497
                                                                                               ------------     ------------
                                                                                               $ 72,985,003       89,771,714
                                                                                               ============     ============
                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XVI
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                           CONSOLIDATED BALANCE SHEETS - CONTINUED


                                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                                    -----------------------------------------------------

                                                                                                 JUNE 30,        DECEMBER 31,
                                                                                                   1994             1993
                                                                                               ------------     ------------
Current liabilities:
  Current portion of long-term debt (notes 2(e) and 2(f)). . . . . . . . . . . . . . . . . . . $    300,992          283,548
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      961,445          901,810
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      450,974          444,215
  Amounts due to affiliates (note 5) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,566,769        1,565,981
5,981
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      148,275          200,757
                                                                                               ------------     ------------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,428,455        3,396,311
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       70,446           79,176
Investment in unconsolidated ventures, at equity (notes 1, 2 and 6). . . . . . . . . . . . . .   22,346,684       17,120,620
Long-term debt, less current portion (notes 2(e) and 2(f)) . . . . . . . . . . . . . . . . . .   42,009,916       42,164,903
                                                                                               ------------     ------------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   67,855,501       62,761,010
Venture partners' subordinated equity in ventures. . . . . . . . . . . . . . . . . . . . . . .    4,832,434        5,766,754
Partners' capital accounts (deficits) (note 1):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,000           20,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (3,203,149)      (2,979,118)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (364,184)        (175,636)
                                                                                               ------------     ------------
                                                                                                 (3,547,333)      (3,134,754)
                                                                                               ------------     ------------
  Limited partners:
    Capital contributions, net of offering costs and purchase discounts. . . . . . . . . . . .  120,541,353      120,541,353
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (75,129,293)     (69,752,546)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (41,567,659)     (26,410,103)
                                                                                               ------------     ------------
                                                                                                  3,844,401       24,378,704
                                                                                               ------------     ------------
          Total partners' capital accounts (deficits). . . . . . . . . . . . . . . . . . . . .      297,068       21,243,950
                                                                                               ------------     ------------
Commitments and contingencies (notes 2 and 5)
                                                                                               $ 72,985,003       89,771,714
                                                                                               ============     ============

                                                See accompanying notes to consolidated financial statements.

                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES
                                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                                                         (UNAUDITED)
                                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                          JUNE 30                        JUNE 30
                                                                  ---------------------------      ---------------------------
                                                                     1994             1993           1994             1993
                                                                 ------------      ----------    ------------     ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . $  2,533,092       4,960,933       4,957,724        9,679,023
  Interest income. . . . . . . . . . . . . . . . . . . . . . . .      153,837         264,975         394,466          395,972
                                                                 ------------      ----------      ----------       ----------
                                                                    2,686,929       5,225,908       5,352,190       10,074,995
                                                                 ------------      ----------      ----------       ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . .    1,268,641       2,575,865       2,553,523        5,168,778
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .      501,849       1,106,354       1,003,428        2,212,660
  Property operating expenses. . . . . . . . . . . . . . . . . .    1,087,380       1,317,481       2,379,354        2,325,369
  Professional services. . . . . . . . . . . . . . . . . . . . .       73,527          33,509         213,616          209,874
  Amortization of deferred expenses. . . . . . . . . . . . . . .       10,268          30,452          24,422           60,905
  Management fees to corporate general partner (note 5). . . . .       38,985          82,844          77,971          165,688
  General and administrative . . . . . . . . . . . . . . . . . .       69,531          80,176         151,575          164,312
                                                                 ------------      ----------      ----------       ----------
                                                                    3,050,181       5,226,681       6,403,889       10,307,586
                                                                 ------------      ----------      ----------       ----------
          Operating loss . . . . . . . . . . . . . . . . . . . .     (363,252)           (773)     (1,051,699)        (232,591)
Partnership's share of loss from operations of unconsolidated
ventures (notes 1, 2 and 5) . . . . . . . . . . . . . . . . . .    (2,463,561)     (1,994,949)     (5,100,126)      (4,795,096)
Venture partners' share of ventures' operations. . . . . . . . .      268,434         (49,759)        551,047         (111,303)
                                                                 ------------      ----------      ----------       ----------
          Net operating loss . . . . . . . . . . . . . . . . . .   (2,558,379)     (2,045,481)     (5,600,778)      (5,138,990)
Gain on sale of Partnership's investment in unconsolidated
venture (note 3(a)). . . . . . . . . . . . . . . . . . . . . . .        --          2,627,427           --           2,627,427
                                                                 ------------      ----------      ----------       ----------
          Net earnings (loss). . . . . . . . . . . . . . . . . . $ (2,558,379)        581,946      (5,600,778)      (2,511,563)
                                                                 ============      ==========      ==========       ==========
          Net loss per limited partnership interest (note 1):
              Net operating loss . . . . . . . . . . . . . . . . $     (17.50)         (13.99)         (38.31)          (35.15)
              Gain on sale of Partnership's investment in
               unconsolidated venture . . . . . . . . . . . . ..        --              18.53           --               18.53
                                                                 ------------      ----------      ----------       ----------
                                                                 $     (17.50)           4.54          (38.31)          (16.62)
                                                                 ============      ==========      ==========       ==========
          Cash distributions per limited partnership interest
            (note 1) . . . . . . . . . . . . . . . . . . . . . . $       4.00            8.50          108.00            17.00
                                                                 ============      ==========      ==========       ==========

                                                See accompanying notes to consolidated financial statements.

                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           SIX MONTHS ENDED JUNE 30, 1994 AND 1993

                                                                         (UNAUDITED)
                                                                                                         1994             1993
                                                                                                      -----------       ----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(5,600,778)      (2,511,563)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,003,428        2,212,660
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24,422           60,905
    Partnership's share of loss from operations of unconsolidated ventures . . . . . . . . . . . . .    5,100,126        4,795,096
    Venture partners' share of ventures' operations. . . . . . . . . . . . . . . . . . . . . . . . .     (551,047)         111,303
    Gain on sale of partnership's investment in unconsolidated venture . . . . . . . . . . . . . . .        --          (2,627,427)
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      670,943          266,619
    Prepaid interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --          (2,595,801)
    Other prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      111,502           72,321
    Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       48,134           61,504
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (104,442)         (47,159)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       59,635         (120,658)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,759         (541,107)
    Amounts due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          788          135,943
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (52,482)       4,607,387
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (8,730)           7,230
                                                                                                       -----------       ----------
          Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . . . . . . .       708,258        3,887,253
                                                                                                       -----------       ----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments . . . . . . . . . . . . . . . . . .    29,294,396       (1,828,658)
  Additions to investment property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --             (69,135)
  Partnership's distributions from unconsolidated ventures . . . . . . . . . . . . . . . . . . . . .       298,982          335,064
  Partnership's contributions to unconsolidated ventures . . . . . . . . . . . . . . . . . . . . . .      (105,800)           --
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (68,586)        (108,539)
                                                                                                       -----------       ----------
          Net cash provided by (used in) investing activities. . . . . . . . . . . . . . . . . . . .    29,418,992       (1,671,268)
                                                                                                       -----------       ----------
                                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                                            1994             1993
                                                                                                        -----------       ---------

Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (137,543)      (5,350,935)
  Venture partners' distributions from venture . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,127,160)         (47,864)
  Venture partners' contributions to venture . . . . . . . . . . . . . . . . . . . . . . . . . . . .       743,887        5,382,000
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (15,157,556)      (2,385,915)
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (188,548)         (49,707)
                                                                                                       -----------       ----------
          Net cash used in financing activities. . . . . . . . . . . . . . . . . . . . . . . . . . .   (15,866,920)      (2,452,421)
                                                                                                       -----------       ----------
          Net decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .   $14,260,330          236,436
                                                                                                       ===========       ==========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 2,546,764        7,764,579
                                                                                                       ===========       ==========
  Non-cash investing and financing activities. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     --               --
                                                                                                       ===========       ==========





















                                                See accompanying notes to consolidated financial statements.
/TABLE

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               JUNE 30, 1994 AND 1993

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

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such adjustments are not recorded on the records of the Partnership. The effect of these items is summarized as follows for the six months ended June 30:

                                         1994                       1993
                               ---------------------      ---------------------
                              GAAP BASIS   TAX BASIS     GAAP BASIS   TAX BASIS
                              ----------   ---------     ----------   ---------
Net earnings (loss). . . .   $(5,600,778) (3,361,266)    (2,511,563)  5,375,863
Net earnings (loss) per
 limited partnership
 interest. . . . . . . . .   $    (38.31)     (22.99)        (16.62)      38.82
                             ===========  ==========      =========   =========

     The net earnings (loss) per limited partnership interest is based upon the Interests outstanding at the end of each period. Deficit capital accounts will result, through the duration of the Partnership, in the recognition of net gain for financial reporting and income tax purposes.

     Certain amounts in the 1993 consolidated financial statements have been reclassified to conform to the 1994 presentation.

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($13,756,284 and $0 at June 30, 1994 and December 31, 1993, respectively) as cash equivalents with any remaining (generally with original maturities of one year or less) amounts reflected as short-term investments being held to maturity.


(2)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at June 30, 1994 is party to five joint venture agreements (JMB/Owings, JMB/125, 260 Franklin, Villages Northeast and JMB/NewPark) directly or indirectly with Carlyle Real Estate Limited Partnership - XV ("Carlyle-XV") (and for JMB/125, Carlyle Advisors, Inc.) and two joint venture agreements (JMB/Warner and Palm Desert) with Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"). Carlyle-XV and Carlyle-XVII are all sponsored by the Corporate General Partner. The terms of the affiliated joint venture agreements provide, in general, that the benefits and obligations of ownership, including tax effects, net cash receipts and net sale and refinancing proceeds and capital contribution obligations are allocated or distributed, as the case may be, between the Partnership and the affiliated partner in proportion to their respective capital contributions to the affiliated venture. Pursuant to such agreements, the Partnership made capital contributions aggregating $137,660,768 through June 30, 1994. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership at June 30, 1994 owns interests through the above ventures in three apartment complexes, two office buildings and two shopping centers. In 1993, the Partnership, through JMB/Owings, sold its interest in Owings Mills Shopping Center and, through JMB/Warner, sold the Blue Cross Building.

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

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     JMB/125 is a joint venture between Carlyle-XVI Associates, L.P. (in which the Partnership holds a 99% limited partnership interest), Carlyle-XV Associates, L.P. and Carlyle Advisors, Inc. The terms of the JMB/125 venture agreement generally provide that JMB/125's share of 125 Broad's annual cash flow and sale or refinancing proceeds will be distributed or allocated to the Partnership in proportion to its (indirect) approximate 40% share of capital contributions to JMB/125. In April 1993 JMB/125, originally a general partnership, was converted to a limited partnership, and the Partnership's interest in JMB/125, which previously had been held directly, was converted to a limited partnership interest and was contributed to Carlyle-XVI Associates, L.P. in exchange for a limited partnership interest in Carlyle-XVI Associates, L.P. As a result of these transactions, the Partnership currently holds, indirectly through Carlyle-XVI Associates, L.P., an approximate 40% limited partnership interest in JMB/125. The general partner in each of JMB/125 and Carlyle-XVI Associates, L.P. is an affiliate of the Partnership. For financial reporting purposes, profits and losses of JMB/125 are generally allocated 40% to the Partnership.

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

     The land underlying the office building is subject to a ground lease which has a term through June 2067 and provides for annual rental payments of $1,075,000. The terms of the ground lease grant 125 Broad a right of first refusal to acquire the fee interest in the land in the event of any proposed sale of the land during the term of the lease and an option to purchase the fee interest in the land for $15,000,000 at 10-year intervals.

     The partnership agreement of 125 Broad, as amended, provides that the O&Y partners are obligated to make advances to pay operating deficits incurred by 125 Broad from the earlier of 1991 or the achievement of a 95% occupancy rate of the office building through 1995. In addition, from closing through 1995, the O&Y partners are required to make capital contributions to 125 Broad for the cost of tenant improvements and leasing expenses up to certain specified amounts and to make advances to 125 Broad to the extent such costs exceed such specified amounts and such costs are not paid for by the working capital provided by JMB/125 or the cash flow of 125 Broad. The amount of all costs for such tenant improvements and leasing expenses over the specified amounts and the advances for operating deficits from the earlier of the achievement of a 95% occupancy rate of the office building or 1991 will be treated by 125 Broad as non-recourse loans bearing interest, payable monthly, at the floating prime rate of an institutional lender. The interest rate in effect at June 30, 1994 was 6.25% per annum. The amount of such outstanding O&Y partner non-recourse loans was approximately $17,608,000 at June 30, 1994. Due to a major tenant vacating in 1991, the property operated at a deficit in 1993 and is

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


expected to operate at a deficit in 1994 and for the next several years. Such deficits through 1995 are required to be funded by additional loans from the O&Y partners, although as discussed below the O&Y partners have been in default of such funding obligation since June 1992. The outstanding principal balance and any accrued and unpaid interest on such loans will be payable from 125 Broad's annual cash flow or net sale or refinancing proceeds, as described below. Any unpaid principal of such loans and any accrued and unpaid interest thereon will be due and payable on December 31, 2000. JMB/125 and the O&Y partners are obligated to make capital contributions, in proportion to their respective interests in 125 Broad, in amounts sufficient to enable 125 Broad to pay any excess expenditures not required to be covered by the capital contributions or advances of the O&Y partners described above.

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

     Due to the O&Y partners' failure to advance necessary funds to 125 Broad as required under the 125 Broad joint venture agreement, 125 Broad defaulted on its mortgage loan in June 1992 by failing to pay approximately $4,722,000 of the semi-annual interest payment due on the loan. The only payment that has been made since was in October 1993 as described above. As a result of this default, the loan agreement provides for a default interest rate of 13-1/8% per annum on the unpaid principal amount. In addition, during 1992 affiliates of O&Y defaulted on a "takeover space" agreement with Johnson & Higgins, Inc. ("J&H"), one of the major tenants at the 125 Broad Street Building, whereby such affiliates of O&Y agreed to assume certain lease obligations of J&H at another office building in consideration of J&H's leasing space in the 125 Broad Street Building. As a result of this default, J&H has offset rent payable to 125 Broad for its lease at the 125 Broad Street Building in the amount of approximately $37,600,000 through June 30, 1994, and it is expected that J&H will continue to offset amounts due under its lease corresponding to amounts by which the affiliates of O&Y are in default under the "takeover space" agreement. Due to the O&Y affiliates' default under the "takeover space" agreement and the continuing defaults of the O&Y partners to advance funds to cover operating deficits, as of June 30, 1994, the arrearage under the mortgage loan had increased to approximately $62,990,000. As discussed above, approximately $26,700,000 was remitted to the lender in October 1993 in connection with the early termination of the Salomon Brothers lease, and was applied towards mortgage principal for financial reporting purposes. Due to their obligations relating to the "takeover space" agreement, the affiliates of O&Y are obligated for the payment of the rent receivable associated with the J&H lease at the 125 Broad Street Building. Based on the continuing defaults of the O&Y partners, 125 Broad has reserved the entire $37,600,000 of rent offset by J&H and has also reserved approximately $32,600,000 of accrued rents receivable relating to such J&H lease, since the ultimate collectability of such amounts depends upon the O&Y partners' and the O&Y affiliates' performance of their obligations. The Partnership's share of such losses, approximately $1,737,000 and $1,714,000 for the six months ended June 30, 1994 and 1993, respectively, is included in the Partnership's share of loss from operations of unconsolidated ventures. The O&Y partners had attempted to negotiate a restructuring of the mortgage

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


loan with the lender in order to reduce the significant operating deficits which the property is expected to incur during 1994 and for the next several years. JMB/125 has notified the O&Y partners that their failure to advance funds to cover the operating deficits constitutes a default under 125 Broad the joint venture agreement. The negotiations to restructure the loan were not successful and the O&Y partners are now negotiating to transfer the property to the lender.

     Accordingly, it appears unlikely the O&Y partners will fulfill their obligations to 125 Broad and JMB/125. As discussed above, the O&Y partners are negotiating to transfer the property to the lender. Also, JMB/125 is not likely to commit any significant additional amounts to the property. This is expected to result in the Partnership no longer having an ownership interest in the property. If this event were to occur, the Partnership would recognize a net gain for financial reporting and Federal income tax purposes without any corresponding distributable proceeds. In addition, under certain circumstances as discussed above, JMB/125 may be required to make an additional capital contribution to 125 Broad in order to make up a deficit balance in its capital account, and the Partnership may, under certain circumstances, be required to bear a share of such additional capital contribution obligation.

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

In addition, upon maturity or prepayment, the affiliated joint venture is obligated to pay to the lender a residual interest amount equal to 60% of the highest amount, if any, of (i) net sales proceeds, (ii) net refinancing proceeds, or (iii) net appraisal value, as defined. The affiliated joint venture is required to (i) escrow excess cash flow from operations (computed without a deduction for property management fees and leasing commissions to an affiliate), beginning in 1991, to cover future cash flow deficits, (ii) make an initial contribution to the escrow account of $250,000, of which the Partnership's share was $75,000, and (iii) make annual escrow contributions, through January 1995, of $150,000, of which the Partnership's share is $45,000. The escrow account is to be used to cover the cost of capital and tenant improvements and lease inducements ($1,029,494 used as of June 30, 1994) as defined, with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender as described above.

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

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     In connection with the sale of the property to JMB/Warner, the seller had entered into a triple net lease of the entire office complex, which the seller has occupied since its construction. The obligations under such lease were secured by certain collateral pledged by the seller/tenant which was subsequently released. The lease had an initial term of 13-1/2 years for certain space and 15-3/4 years for the remainder of the property with three five-year renewal options. The lease provided for an initial annual base rent of $7,947,000 with periodic increases in the annual base rent equal to the lesser of (i) the periodic increase in a consumer price index, or (ii) 5% per annum compounded over the period. In general, the tenant was also obligated to pay the cost of property taxes and operating and maintenance expenses (other than the cost of flood or earthquake insurance) during the initial lease term and any renewal period. Commencing in 1993, JMB/Warner was obligated to pay the cost of any structural maintenance and repairs and any expenses for changes in the office complex attributable to governmental compliance. As a result of the sale of its interest, JMB/Warner was relieved of such obligations.

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

     For financial reporting purposes, JMB/Owings recognized, on the date of sale, gain of $5,254,855, of which the Partnership's share is $2,627,427, attributable to JMB/Owings being relieved of its obligations under the OMLP's partnership agreement pursuant to the terms of the sale agreement. The Partnership has adopted the cost recovery method until such time as the purchaser's initial investment is sufficient in order to recognize gain under

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Statement of Financial Accounting Standards No. 66. At June 30, 1994, the total deferred gain of JMB/Owings, including principal and interest payments of $1,202,605 received through June 30, 1994, is $10,002,431, of which the Partnership's share is $5,001,215.

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

     Included in the consolidated cash balances at December 31, 1993 was approximately $1,055,000 of sales proceeds that had not been distributed to the affiliated venture partner, Carlyle-XVII. These funds were distributed in the second quarter of 1994.


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


(5)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partner-ship (or its consolidated ventures) to the General Partners and their affiliates as of June 30, 1994 and for the six months ended June 30, 1994 and 1993 are as follows:

                                                                      Unpaid at
                                          1994         1993        June 30, 1994
                                        --------     --------      -------------
Management fees to Corporate
 General Partner . . . . . . . . .      $ 77,971      165,688        1,482,537
Reimbursement (at cost) for
 out-of-pocket expenses and
 salaries and salary related
 expenses. . . . . . . . . . . . .        37,610       57,551           84,232
                                        --------      -------        ---------

                                        $115,581      223,239        1,566,769
                                        ========      =======        =========

     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries (and salary related expenses) and direct expenses of their officers and employees and direct expenses of the Corporate General Partner and its affiliates while directly engaged in the administration of the Partnership and operation of its properties. Such costs relating to the administration of the Partnership were $37,337 and $83,444 for the six months ended June 30, 1994 and for the twelve months ended December 31, 1993 of which $83,444 is unpaid as of June 30, 1994.

     The General Partners deferred their share of net cash flow of the Partnership due to them over a five-year period ending December 1992, to the receipt by the Holders of Interests of a 5% per annum cumulative non-compounded return on their Current Capital Accounts (as defined) for such five-year period. These deferred amounts consist of the Corporate General Partner's management fees (which are reflected in the above table) and the General Partners' distributive share of net cash flow. The cumulative combined amount of such deferred distributions and management fees aggregated $889,619 and $1,482,537, respectively, at June 30, 1994.

     All amounts deferred or currently payable do not bear interest and were paid in full subsequent to the end of the quarter.

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED



(6)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/125, JMB/Owings (through the date of sale - June 30, 1993) and 260 Franklin for the six months ended June 30, 1994 and 1993 is as follows:

                                                           1994         1993
                                                       -----------   ----------

     Total income. . . . . . . . . . . . . . . . . .   $23,499,632   27,361,961
                                                       ===========   ==========
     Operating loss. . . . . . . . . . . . . . . . .   $25,031,274   22,760,445
                                                       ===========   ==========
     Partnership's share of loss . . . . . . . . . .   $ 5,000,936    4,712,613
                                                       ===========   ==========
     Gain on sale of partnership's investment
       in unconsolidated venture . . . . . . . . . .   $     --       2,627,427
                                                       ===========   ==========


(7)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1994 and for the three and six months ended June 30, 1994 and 1993.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At June 30, 1994, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $14,546,000. Such funds and short-term investments of approximately $3,324,000 are available for distributions to partners, working capital requirements, and to fund anticipated operating deficits at 260 Franklin to the extent not funded from escrowed reserves. The Partnership and its consolidated ventures have currently budgeted in 1994 approximately $503,500 for tenant improvements and other capital expenditures.

The Partnership's share of such items, including its share of such items for its unconsolidated ventures, is currently budgeted to be approximately $817,600. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through working capital, cash generated by the investment properties, through an obligation of a venture partner to provide a preferred return of annual cash flow with respect to the Palm Desert Town Center investment property through December 1994 and from the sale and refinancing of such properties, including NewPark Mall. Because the cash flow from the Blue Cross Building was a significant portion of the Partnership's total operating cash flow, beginning in 1994, Partnership's distributions to partners from operations were reduced.

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

     The first mortgage loan in the principal amount of approximately $20,566,000 at June 30, 1994, secured by the Dunwoody Crossing Phase I and III Apartments is scheduled to mature in October 1994. The joint venture owning the property is negotiating with the current lender for a new loan, although there can be no assurance the joint venture will be able to obtain such financing.

     NewPark Associates commenced a renovation of NewPark Mall in early 1993 and such renovation was substantially complete as of September 30, 1993. NewPark Mall may be subject to increased competition from a new mall that is scheduled to open in the vicinity in late 1994.

     Concerning the 125 Broad Street Building, vacancy rates in the downtown Manhattan office market have increased significantly over the last few years. As vacancy rates rise, competition for tenants increases, which results in lower effective rental rates. The increased vacancy rate in the downtown Manhattan office market has resulted primarily from layoffs, cutbacks and consolidations by many of the financial service companies which, along with related businesses, dominate this submarket. The Partnership believes that these adverse market conditions and the negative impact on effective rental rates may continue over the next few years. The current competitive market in downtown Manhattan has significantly affected the 125 Broad Street Building, as the occupancy has decreased to 54% at June 30, 1994 partially as a result of a major tenant vacating 395,000 square feet (30% of the building) at the expiration of its lease during 1991. Additionally, in October 1993, 125 Broad entered into an agreement with Salomon Brothers, Inc. to terminate its lease covering approximately 231,000 square feet (17% of the building) at the property on December 31, 1993 rather than its scheduled termination in January 1997. In consideration for the early termination of the lease, Salomon Brothers, Inc. paid 125 Broad approximately $26,500,000, plus interest thereon of approximately $200,000, which 125 Broad in turn paid to its lender to reduce amounts outstanding under the mortgage loan. In addition, Salomon Brothers, Inc. paid JMB/125 $1,000,000 in consideration of JMB/125's consent to the lease termination. The property will be adversely affected by low effective rental rates to be achieved upon releasing of the space. The low effective rental rates coupled with the lower occupancy during the releasing period are expected to result in the property operating at a significant deficit in 1994 and for the next several years. The unaffiliated venture partners (the "O&Y partners"), who are affiliates of Olympia & York Developments, Ltd. ("O&Y"), are obligated to fund (in the form of interest-bearing loans) operating deficits and costs of lease-up and capital improvements through the end of 1995. However, as discussed below, the O&Y partners are in default in respect to certain of their funding obligations, and it appears unlikely that the O&Y partners will fulfill their obligations to 125 Broad and JMB/125. Releasing of the building's vacant space will depend upon, among other things, the O&Y partners advancing the costs associated with such releasing since JMB/125 does not intend to contribute funds to 125 Broad to pay such costs. The O&Y partners have made outstanding loans to 125 Broad of approximately $17,608,000 as of June 30, 1994. Such loans, which are non-recourse to JMB/125, are payable out of cash flow from property operations or sale or refinancing proceeds. Based on the facts discussed above and as described more fully in Note 2(b), 125 Broad recorded a provision for value impairment as of December 31, 1991 to reduce the net book value of the 125 Broad Street Building to the then outstanding balance of the related non-recourse financing and O&Y partner loans due to the uncertainty of 125 Broad's ability to recover the net carrying value of the investment property through future operations or sale.

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

     The O&Y partners have failed to advance necessary funds to 125 Broad as required under the 125 Broad joint venture agreement, and as a result, 125 Broad defaulted on its mortgage loan, which had an outstanding principal balance of approximately $277,000,000, in June 1992 by failing to pay approximately $4,722,000 of the semi-annual interest payment due on the loan. The only payment that has been made since was in October 1993 as discussed above. In addition, during 1992 affiliates of O&Y defaulted on a "takeover space" agreement with Johnson & Higgins, Inc. ("J&H"), one of the major tenants at the 125 Broad Street Building, whereby such affiliates of O&Y agreed to assume certain lease obligations of J&H at another office building in consideration of J&H's leasing space in the 125 Broad Street Building. As a result of this default, J&H has offset rent payable to 125 Broad for its lease at the 125 Broad Street Building in the amount of approximately $37,600,000 through June 30, 1994, and it is expected that J&H will continue to offset amounts due under its lease corresponding to amounts by which the affiliates of O&Y are in default under the "takeover space" agreement. Due to the O&Y affiliates' default under the "takeover space" agreement and the continuing defaults of the O&Y partners to advance funds to cover operating deficits, as of June 30, 1994, the arrearage under the mortgage loan had increased to approximately $62,990,000. As discussed above, approximately $26,700,000 was remitted to the lender in October 1993 in connection with the early termination of the Salomon Brothers lease, and was applied towards the mortgage principal for financial reporting purposes. Due to their obligations relating to the "takeover space" agreement, the affiliates of O&Y are obligated for the payment of the rent receivable associated with the J&H lease at the 125 Broad Street Building. Based on the continuing defaults of the O&Y partners, 125 Broad has reserved the entire $37,600,000 of rent offset by J&H and has also reserved approximately $32,600,000 of accrued rents receivable relating to such J&H lease, since the ultimate collectability of such amounts depends upon the O&Y partners' and the O&Y affiliates' performance of their obligations. The Partnership's share of such losses was approximately $1,737,000 and $1,714,000 for the six months ended June 30, 1994 and 1993, respectively, and is included in the Partnership's share of loss from operations of unconsolidated ventures. The O&Y partners had attempted to negotiate a restructuring of the mortgage loan with the lender in order to reduce the significant operating deficits which the property is expected to incur during 1994 and for the next several years. JMB/125 has notified the O&Y partners that their failure to advance funds to cover the operating deficits constitutes a default under the 125 Broad joint venture agreement. The negotiations to restructure the loan were not successful and the O&Y partners are now negotiating to transfer the property to the lender.

     Accordingly, it appears unlikely the O&Y partners will fulfill their obligations to 125 Broad and JMB/125. As discussed above, the O&Y partners are negotiating to transfer the property to the lender. As a result, JMB/125 is not likely to commit any significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property. If this event were to occur, the Partnership would recognize a net gain for financial reporting and Federal income tax purposes without any corresponding distributable proceeds. In addition, under certain circumstances, JMB/125 may be required to make an additional capital contribution to 125 Broad in order to make up a deficit balance in its capital account, and the Partnership may, under certain circumstances, be required to bear a share of such additional capital contribution obligation. Reference is made to Note 2(b).

     The office market in the Financial District of Boston remains competitive due to new office building developments and layoffs, cutbacks and consolidations by financial service companies. The effective rental rates achieved upon releasing have been substantially below the rates which were received under the previous leases for the same space. In December 1991, the affiliated joint venture reached an agreement with the lender to modify the long-term mortgage note secured by 260 Franklin Street Building. The property is currently expected to operate at a deficit for 1994 and for several years thereafter. The loan modification required that the affiliated joint venture establish an escrow account for excess cash flow from the property's operations (computed without a deduction for property management fees and lease commissions to an affiliate) to be used to cover the cost of capital and tenant improvements and lease inducements (as defined), which are the primary components of the anticipated operating deficits noted above, with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender. Beginning January 1, 1992, 260 Franklin began escrowing the payment of property management fees and lease commissions owed to an affiliate of the Corporate General Partner pursuant to the terms of the debt modification. The Partnership's share of such fees and lease commissions is approximately $247,600 at June 30, 1994. In 1995, the leases of tenants occupying approximately 107,000 square feet (approximately 31% of the property) at the 260 Franklin Street Building expire. It is anticipated that there would be significant cost related to releasing this space. In addition, the long-term mortgage loan matures January 1, 1996.
venture is unable to refinance or extend the mortgage loan, the Partnership may decide not to commit any significant additional funds. This may result in the Partnership no longer having an ownership interest in the property. This would result in the Partnership recognizing a gain for financial reporting purposes.

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

     R.H. Macy's & Co., Inc. and affiliated entities, which are the owners of Macy's, Bullock's and Bullock's Wilshire stores, filed for protection under Chapter 11 of the Bankruptcy Act in January 1992. The Macy's stores at Newpark Mall and Owings Mills Shopping Center and the Bullock's and Bullock's Wilshire stores at Palm Desert Town Center have continued to operate since the bankruptcy filing. The stores have continued to pay their required contributions towards common area expenses since the filing. It is not currently expected that the bankruptcy proceedings will have a significant adverse impact on the Partnership. Palm Desert Town Center did not incur any significant damage as a result of the January 1994 earthquake in Southern California.

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

     The General Partners had deferred through December 31, 1992, their receipt of partnership management fees and distributions of net cash generated from operations. Beginning in 1993, the General Partners are receiving partnership management fees and distributions of net cash generated from operations. The cumulative amount of such deferrals at June 30, 1994 was $2,372,056. Such amount does not bear interest and was paid in full in July 1994. Reference is made to Note 5.

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

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents and corresponding decrease in short-term investments at June 30, 1994 as compared to December 31, 1993 is primarily due to the majority of the Partnership's investments in U.S. government obligations having original maturities of three months or less. (Reference is made to Note 1.) The decrease in the aggregate of cash and cash equivalents and short-term investments at June 30, 1994 as compared to December 31, 1993 is primarily due to the distribution to the Limited Partners in February 1994 of $14,034,783 of sales proceeds from the Blue Cross Building sale.

     The decrease in interest, rents and other receivables at June 30, 1994 as compared to December 31, 1993 is primarily due to the collection in 1994 of tenant expense reimbursements related to 1993 at Palm Desert Town Center.

     The decrease in prepaid expenses at June 30, 1994 as compared to December 31, 1993 is primarily due to the timing of payment of insurance premiums at Palm Desert Town Center.

     The decrease in venture partners subordinated equity in ventures at June 30, 1994 as compared to December 31, 1993 is primarily due to the distribution of remaining sales proceeds in June 1994, from the Blue Cross Building.

     The decrease in rental income, mortgage and other interest, depreciation, amortization of deferred expenses and venture partners' share of ventures' operations for the three and six months ended June 30, 1994 as compared to the three and six months ended June 30, 1993 is primarily due to the sale of the Blue Cross Building in November 1993. Reference is made to Note 3(b).

     The decrease in interest income for the three months ended June 30, 1994 as compared to the three months ended June 30, 1993 is primarily due to a lower average invested balance in U.S. government obligations. Such decrease for the six months ended June 30, 1994 as compared to the six months ended June 30, 1993 is substantially offset by the interest earned on the temporary investment of the sales proceeds of the Blue Cross Building prior to their distribution in February 1994.

     The decrease in management fees to the Corporate General Partner for the three and six months ended June 30, 1994 as compared to the three and six months ended June 30, 1993 is due to a decrease in the distribution paid to the partners, a portion of which is in the form of a management fee.

     The increase in the partnership's share of loss from operations of unconsolidated ventures for the three and six months ended June 30, 1994 as compared to the three and six months ended June 30, 1993 is primarily due to decreased revenue at the 125 Broad Street Building due to lower occupancy in 1994.

    The gain on sale of Partnership's investment in unconsolidated venture for the three and six months ended June 30, 1993 is due to the sale of the Partnership's interest in Owings Mills.


PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS ON SENIOR SECURITIES

     The mortgage loan secured by the 125 Broad Street property is in default at June 30, 1994 due to the partial payment of scheduled debt service since June 1992. Reference is made to Note 2(b) and the discussion of Liquidity and Capital Resources contained in the Management's Discussions and Analysis of Financial Condition section of this quarterly report for further information regarding the loan default, which discussions are herein incorporated by reference.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                                          OCCUPANCY
     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties:

                                                                         1993                                  1994
                                                              -------------------------------        ------------------------------
                                                               At         At       At        At       At        At       At    At
                                                              3/31       6/30     9/30     12/31     3/31      6/30     9/30   12/31
                                                              ----       ----     ----     -----     ----      ----    -----   -----
1.  Owings Mills Shopping Center
     Owings Mills (Baltimore County), Maryland . . . . . . .  93%        N/A      N/A       N/A      N/A       N/A
2.  125 Broad Street Building
     New York, New York. . . . . . . . . . . . . . . . . . .  72%        72%      72%       54%      54%       54%
3.  260 Franklin Street Building
     Boston, Massachusetts . . . . . . . . . . . . . . . . .  97%        98%      97%       99%      99%       99%
4.  Dunwoody Crossing (Phase I, II, and III)
     Apartments
     DeKalb County (Atlanta), Georgia (a). . . . . . . . . .  94%        96%      93%       90%      91%       93%
5.  NewPark Mall
     Newark (Alameda County), California . . . . . . . . . .  71%        73%      80%       81%      80%       80%
6.  Blue Cross Office Building
      Woodland Hills (Los Angeles), California . . . . . . .  100%       100%     100%       N/A      N/A       N/A
7.  Palm Desert Town Center
     Palm Desert (Palm Springs), California. . . . . . . . .  92%        94%      96%       97%      97%       95%

- - ------------------

     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.

     (a) Formerly known as Post Crossing, Post Crest and Post Terrace Apartments, respectively.
/TABLE

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

    10-O.   Takeover Agreement relating to the Johnson & Higgins space at the
125 Broad Building is hereby incorporated by reference to the Partnership's Form 10-Q for March 31, 1994 (File No. 0-16516) dated May 11, 1994.


(b) The following reports on Form 8-K were filed since the beginning of the last quarter of the period covered by this report.

         The Partnership's report on Form 8-K/A dated April 11, 1994 amending the Partnership's report on Form 8-K dated November 16, 1993 regarding the sale of the Blue Cross Building on November 2, 1993.

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


                       CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI

                       BY:    JMB Realty Corporation
                              (Corporate General Partner)




                              By:   GAILEN J. HULL
                                    Gailen J. Hull, Senior Vice President
                              Date: August 12, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                 GAILEN J. HULL
                                 Gailen J. Hull, Principal Accounting Officer
                              Date: August 12, 1994