Form 10-Q
period 1994-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XVI
filed 1994-11-14
CIK 789950

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549



                                       FORM 10-Q



                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934




For the quarter ended September 30, 1994   Commission file number 0-16516




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
Yes   X    No

                                   TABLE OF CONTENTS




PART I        FINANCIAL INFORMATION


Item 1.       Financial Statements. . . . . . . . . . . . . . . . . . . .   3

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . . . .  22


PART II       OTHER INFORMATION


Item 3.       Defaults on Senior Securities . . . . . . . . . . . . . . . 27

Item 5.       Other Information . . . . . . . . . . . . . . . . . . . . . 28

Item 6.       Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 29

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XVI
                                                                     (A LIMITED PARTNERSHIP)
                                                                    AND CONSOLIDATED VENTURES

                                                                   CONSOLIDATED BALANCE SHEETS

                                                            SEPTEMBER 30, 1994 AND DECEMBER 31, 1993

                                                                           (UNAUDITED)

                                                                             ASSETS
                                                                             ------

                                                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                                                       1994              1993
                                                                                                   ------------       -----------
Current assets:
  Cash and cash equivalents (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  1,142,080           286,137
  Short-term investments (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14,011,637        32,618,483
  Interest, rents and other receivables . . . . . . . . . . . . . . . . . . . . . . . . . .             502,765         1,010,293
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             217,973           202,526
                                                                                                   ------------      ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,874,455        34,117,439
                                                                                                   ------------      ------------
Investment properties, at cost (note 2):
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          60,002,580        60,002,520
                                                                                                   ------------      ------------
                                                                                                     60,002,580        60,002,520
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (11,517,112)      (10,011,970)
                                                                                                   ------------      ------------
        Total investment properties, net of
          accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          48,485,468        49,990,550
Investment in unconsolidated ventures,
  at equity (notes 1, 2 and 6). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,777,060         3,850,428
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             412,052           335,676
Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             247,682           292,124
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,336,160         1,185,497
                                                                                                   ------------      ------------
                                                                                                   $ 70,132,877        89,771,714
                                                                                                   ============      ============
                                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XVI
                                                                     (A LIMITED PARTNERSHIP)
                                                                    AND CONSOLIDATED VENTURES
                                                             CONSOLIDATED BALANCE SHEETS - CONTINUED
                                                      LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                                      -----------------------------------------------------
                                                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                                                       1994              1993
                                                                                                   ------------       -----------
Current liabilities:
  Current portion of long-term debt
    (notes 2(e) and 2(f)) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    310,112           283,548
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,198,745           901,810
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             463,008           444,215
  Amounts due to affiliates (note 5). . . . . . . . . . . . . . . . . . . . . . . . . . . .               --            1,565,981
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              96,689           200,757
                                                                                                   ------------      ------------
          Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,068,554         3,396,311
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              70,446            79,176
Investment in unconsolidated ventures,
  at equity (notes 1, 2 and 6). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          25,187,406        17,120,620
Long-term debt, less current portion
  (notes 2(e) and 2(f)) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          41,928,883        42,164,903
                                                                                                   ------------      ------------
          Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          69,255,289        62,761,010
Venture partners' subordinated equity
  in ventures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,678,114         5,766,754
Partners' capital accounts (deficits) (note 1):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              20,000            20,000
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (3,308,081)       (2,979,118)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,277,094)         (175,636)
                                                                                                   ------------      ------------
                                                                                                     (4,565,175)       (3,134,754)
                                                                                                   ------------      ------------
  Limited partners:
    Capital contributions, net of offering
      costs and purchase discounts. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         120,541,353       120,541,353
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (77,647,662)      (69,752,546)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (42,129,042)      (26,410,103)
                                                                                                   ------------      ------------
                                                                                                        764,649        24,378,704
                                                                                                   ------------      ------------
        Total partners' capital accounts (deficits) . . . . . . . . . . . . . . . . . . . .          (3,800,526)       21,243,950
                                                                                                   ------------      ------------
Commitments and contingencies (notes 2 and 5)
                                                                                                   $ 70,132,877        89,771,714
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

                                                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                                                     (A LIMITED PARTNERSHIP)
                                                                    AND CONSOLIDATED VENTURES

                                                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                                                           (UNAUDITED)

                                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                          SEPTEMBER 30                        SEPTEMBER 30
                                                                   ---------------------------        ---------------------------
                                                                     1994              1993              1994             1993
                                                                 -----------        ----------       -----------      -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . .          $ 2,630,429         4,838,522         7,588,153       14,517,545
  Interest income . . . . . . . . . . . . . . . . . . .              184,412           145,841           578,878          541,813
                                                                 -----------        ----------        ----------       ----------
                                                                   2,814,841         4,984,363         8,167,031       15,059,358
                                                                 -----------        ----------        ----------       ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . .            1,280,647         2,573,969         3,834,170        7,742,747
  Depreciation. . . . . . . . . . . . . . . . . . . . .              501,714         1,106,331         1,505,142        3,318,991
  Property operating expenses . . . . . . . . . . . . .            1,049,570         1,156,092         3,428,924        3,481,461
  Professional services . . . . . . . . . . . . . . . .                7,025            25,423           220,641          235,297
  Amortization of deferred expenses . . . . . . . . . .               18,039            30,453            42,461           91,358
  Management fees to corporate
    general partner (note 5). . . . . . . . . . . . . .               38,986            82,844           116,957          248,532
  General and administrative. . . . . . . . . . . . . .               40,168            68,642           191,743          232,954
                                                                 -----------        ----------        ----------       ----------
                                                                   2,936,149         5,043,754         9,340,038       15,351,340
                                                                 -----------        ----------        ----------       ----------
        Operating loss. . . . . . . . . . . . . . . . .              121,308            59,391         1,173,007          291,982
Partnership's share of loss from
    operations of unconsolidated
    ventures (notes 1, 2 and 5) . . . . . . . . . . . .            2,690,140         2,161,010         7,790,266        6,956,106
Venture partners' share of ventures'
    operations. . . . . . . . . . . . . . . . . . . . .             (188,147)           55,828          (739,194)         167,131
                                                                 -----------        ----------        ----------       ----------
        Net operating loss. . . . . . . . . . . . . . .            2,623,301         2,276,229         8,224,079        7,415,219
Gain on sale of Partnership's invest-
  ment in unconsolidated venture
  (note 3(a)) . . . . . . . . . . . . . . . . . . . . .                --                --                --          (2,627,427)
                                                                 -----------        ----------        ----------       ----------
        Net loss. . . . . . . . . . . . . . . . . . . .          $ 2,623,301         2,276,229         8,224,079        4,787,792
                                                                 ===========        ==========        ==========       ==========
                                                            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                                                     (A LIMITED PARTNERSHIP)
                                                                    AND CONSOLIDATED VENTURES

                                                        CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                                                     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                                                           (UNAUDITED)


                                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                          SEPTEMBER 30                        SEPTEMBER 30
                                                                   ---------------------------        ---------------------------
                                                                     1994              1993              1994             1993
                                                                 -----------        ----------       -----------      -----------

        Net loss per limited part-
         nership interest (note 1):
           Net operating loss . . . . . . . . . . . . .          $     17.94             15.57             56.25            50.72
           Gain on sale of Part-
             nership's investment
             in unconsolidated
             venture. . . . . . . . . . . . . . . . . .                --                --                --              (18.53)
                                                                 -----------        ----------        ----------       ----------
                                                                 $     17.94             15.57             56.25            32.19
                                                                 ===========        ==========        ==========       ==========
        Cash distributions per
          limited partnership
          interest (note 1) . . . . . . . . . . . . . .          $      4.00              8.50            112.00            25.50
                                                                 ===========        ==========        ==========       ==========


















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

                                                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                                                     (A LIMITED PARTNERSHIP)
                                                                    AND CONSOLIDATED VENTURES

                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                                                           (UNAUDITED)

                                                                                                       1994               1993
                                                                                                   ------------       -----------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $(8,224,079)       (4,787,792)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,505,142         3,318,991
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .              42,461            91,358
    Partnership's share of loss from operations of
      unconsolidated ventures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,790,266         6,956,106
    Venture partners' share of ventures' operations . . . . . . . . . . . . . . . . . . . .            (739,194)          167,131
    Gain on sale of partnership's investment in
      unconsolidated venture. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --           (2,627,427)
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . . . . . . . . . .             507,528           206,853
    Prepaid interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --           (1,297,901)
    Other prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (15,447)         (155,293)
    Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              44,442            97,292
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (150,663)          (46,711)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             296,935            86,478
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              18,793          (541,745)
    Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,565,981)           59,045
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (104,068)        2,206,400
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (8,730)           12,313
                                                                                                    -----------        ----------
        Net cash provided by (used in)
          operating activities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (602,595)        3,745,098
                                                                                                    -----------        ----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term
    investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          18,606,846          (783,955)
  Additions to investment property. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (60)          (68,717)
  Partnership's distributions from unconsolidated ventures. . . . . . . . . . . . . . . . .             660,138           578,578
  Partnership's contributions to unconsolidated ventures. . . . . . . . . . . . . . . . . .            (310,250)         (143,400)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (118,837)          (77,358)
                                                                                                    -----------        ----------
        Net cash provided by (used in) investing activities . . . . . . . . . . . . . . . .          18,837,837          (494,852)
                                                                                                    -----------        ----------
                                                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                                                     (A LIMITED PARTNERSHIP)
                                                                    AND CONSOLIDATED VENTURES

                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                                        1994              1993
                                                                                                    -----------        ----------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .            (209,456)       (5,414,753)
  Venture partners' distributions from venture. . . . . . . . . . . . . . . . . . . . . . .          (1,151,655)          (71,797)
  Venture partners' contributions to venture. . . . . . . . . . . . . . . . . . . . . . . .             802,209         6,038,961
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (15,718,939)       (3,578,872)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,101,458)          (99,413)
                                                                                                    -----------        ----------
        Net cash used in financing activities . . . . . . . . . . . . . . . . . . . . . . .         (17,379,299)       (3,125,874)
                                                                                                    -----------        ----------
        Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .         $   855,943           124,372
                                                                                                    ===========        ==========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . . . . . . . . .         $ 3,815,377         9,040,648
                                                                                                    ===========        ==========
  Non-cash investing and financing activities . . . . . . . . . . . . . . . . . . . . . . .         $     --                --
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

                              SEPTEMBER 30, 1994 AND 1993

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

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such adjustments are not recorded on the records of the Partnership. The effect of these items is summarized as follows for the nine months ended September 30:

                                          1994                          1993
                               -----------------------       -----------------------
                             GAAP BASIS      TAX BASIS     GAAP BASIS      TAX BASIS
                             ----------      ---------     ----------      ---------
Net earnings
 (loss) . . . . . .         $(8,224,079)    (6,117,512)    (4,787,792)     3,021,387
Net earnings
 (loss) per
 limited
 partnership
 interest . . . . .         $    (56.25)        (46.86)        (32.19)         20.67
                            ===========     ==========     ==========      =========

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

                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                (A LIMITED PARTNERSHIP)
                               AND CONSOLIDATED VENTURES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (none held at September 30, 1994 and December 31, 1993) as cash equivalents with any remaining (generally with original maturities of one year or less) amounts reflected as short-term investments being held to maturity.

(2)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at September 30, 1994 is party to five joint venture agreements (JMB/Owings, JMB/125, 260 Franklin, Villages Northeast and JMB/NewPark) directly or indirectly with Carlyle Real Estate Limited Partnership - XV ("Carlyle-XV") (and for JMB/125, Carlyle Advisors, Inc.) and two joint venture agreements (JMB/Warner and Palm Desert) with Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"). Carlyle-XV and Carlyle-XVII are each sponsored by the Corporate General Partner. The terms of the affiliated joint venture agreements provide, in general, that the benefits and obligations of ownership, including tax effects, net cash receipts and net sale and refinancing proceeds and capital contribution obligations are allocated or distributed, as the case may be, between the Partnership and the affiliated partner in proportion to their respective capital contributions to the affiliated venture. Pursuant to such agreements, the Partnership made capital contributions aggregating $137,865,218 through September 30, 1994. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership at September 30, 1994 owns interests through the above ventures in three apartment complexes, two office buildings and two shopping centers. In 1993, the Partnership, through JMB/Owings, sold its interest in Owings Mills Shopping Center and, through JMB/Warner, sold the Blue Cross Building.

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

     The partnership agreement of 125 Broad, as amended, provides that the O&Y partners are obligated to make advances to pay operating deficits incurred by 125 Broad from the earlier of 1991 or the achievement of a 95% occupancy rate of the office building through 1995. In addition, from closing through 1995, the O&Y partners are required to make capital contributions to 125 Broad for the cost of tenant improvements and leasing expenses up to certain specified amounts and to make advances to 125 Broad to the extent such costs exceed such specified amounts and such costs are not paid for by the working capital provided by JMB/125 or the cash flow of 125 Broad. The amount of all costs for such tenant improvements and leasing expenses over the specified amounts and the advances for operating deficits from the earlier of the achievement of a 95% occupancy rate of the office building or 1991 will be treated by 125 Broad as non-recourse loans bearing interest, payable monthly, at the floating prime rate of an institutional lender. The interest rate in effect at September 30, 1994 was 6.25% per annum. The amount of such outstanding O&Y partner non-recourse loans was approximately $20,380,000 at September 30, 1994. Due to a major tenant vacating in 1991, the property operated at a deficit in 1993

                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                (A LIMITED PARTNERSHIP)
                               AND CONSOLIDATED VENTURES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


and is expected to operate at a deficit in 1994 and for the next several years. Such deficits through 1995 are required to be funded by additional loans from the O&Y partners, although as discussed below the O&Y partners have been in default of such funding obligation since June 1992. The outstanding principal balance and any accrued and unpaid interest on such loans will be payable from 125 Broad's annual cash flow or net sale or refinancing proceeds, as described below. Any unpaid principal of such loans and any accrued and unpaid interest thereon will be due and payable on December 31, 2000. JMB/125 and the O&Y partners are obligated to make capital contributions, in proportion to their respective interests in 125 Broad, in amounts sufficient to enable 125 Broad to pay any excess expenditures not required to be covered by the capital contributions or advances of the O&Y partners described above.

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

                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                (A LIMITED PARTNERSHIP)
                               AND CONSOLIDATED VENTURES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     As described above, the terms of the 125 Broad joint venture agreement provide that the O&Y partners are obligated to advance to 125 Broad, in the form of interest-bearing loans, amounts required to pay operating deficits and capital improvement costs incurred during 1991 through 1995. O&Y and certain of its affiliates have been involved in bankruptcy proceedings in the United States and Canada and similar proceedings in England. During 1993, O & Y emerged from bankruptcy protection in Canada. In addition, a reorganization of the management of the company's United States operations has been completed, and certain O&Y affiliates are in the process of renegotiating or restructuring various loans affecting properties in the United States in which they have an interest. In view of the present financial conditions of O&Y and its affiliates and the anticipated deficits for the property, as well as the existing defaults of the O&Y partners, it has appeared unlikely that the O&Y partners would meet their deficit funding obligations.

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


     Due to the O&Y partners' failure to advance necessary funds to 125 Broad as required under the 125 Broad joint venture agreement, 125 Broad defaulted on its mortgage loan in June 1992 by failing to pay approximately $4,722,000 of the semi-annual interest payment due on the loan. The only payment that has been made since was in October 1993 as described above.
As a result of this default, the loan agreement provides for a default interest rate of 13-1/8% per annum on the unpaid principal amount. In addition, during 1992 affiliates of O&Y defaulted on a "takeover space" agreement with Johnson & Higgins, Inc. ("J&H"), one of the major tenants at the 125 Broad Street Building, whereby such affiliates of O&Y agreed to assume certain lease obligations of J&H at another office building in consideration of J&H's leasing space in the 125 Broad Street Building. As a result of this default, J&H has offset rent payable to 125 Broad for its lease at the 125 Broad Street Building in the amount of approximately $41,960,000 through September 30, 1994, and it is expected that J&H will continue to offset amounts due under its lease corresponding to amounts by which the affiliates of O&Y are in default under the "takeover space" agreement. Due to the O&Y affiliates' default under the "takeover space" agreement and the continuing defaults of the O&Y partners to advance funds to cover operating deficits, as of September 30, 1994, the arrearage under the mortgage loan had increased to approximately $70,660,000. As discussed above, approximately $26,700,000 was remitted to the lender in October 1993 in connection with the early termination of the Salomon Brothers lease, and was applied towards mortgage principal for financial reporting purposes. Due to their obligations relating to the "takeover space" agreement, the affiliates of O&Y are obligated for the payment of the rent receivable associated with the J&H lease at the 125 Broad Street Building. Based on the continuing defaults of the O&Y partners, 125 Broad has reserved the entire $41,960,000 of rent offset by J&H and has also reserved approximately $32,600,000 of accrued rents receivable relating to such J&H lease, since the ultimate collectability of such amounts depends upon the O&Y partners' and the O&Y affiliates' performance of their obligations.
The Partnership's share of such losses, approximately $2,572,000 and $2,557,000 for the nine months ended September 30, 1994 and 1993, respectively, is included in the Partnership's share of loss from

                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                (A LIMITED PARTNERSHIP)
                               AND CONSOLIDATED VENTURES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


operations of unconsolidated ventures. JMB/125 has notified the O&Y partners that their failure to advance funds to cover the operating deficits constitutes a default under 125 Broad the joint venture agreement. The O&Y partners had attempted to negotiate a restructuring of the mortgage loan with the lender in order to reduce the significant operating deficits which the property is expected to incur during 1994 and for the next several years. The negotiations to restructure the loan were not successful and the O&Y partners are now negotiating to transfer the property to the lender.

     JMB/125 and certain affiliates of O&Y have reached an agreement in principle to settle their dispute regarding 125 Broad and its property. Under the terms of this agreement in principle, JMB/125 would assign its interest in 125 Broad to an affiliate of O&Y and release the O&Y partners from any claims related to 125 Broad. In return, JMB/125 would receive a promissory note in the principal amount of $5 million bearing simple interest at 4.5% per annum with all principal and accrued interest due at maturity in October 1999, subject to mandatory prepayments of principal and interest or acceleration of the maturity date under certain circumstances. In addition, JMB/125 would receive a release from any claims of certain O&Y affiliates and would generally be indemnified against any liability as a general partner of 125 Broad. Completion of the agreement in principle is subject to the satisfaction of various conditions, including, among others, obtaining the consent and cooperation of the mortgage lender for the property, and there is no assurance that the transaction will be completed.

In the event the transaction is completed, affiliates of O&Y intend to file a pre-arranged bankruptcy plan for reorganization of 125 Broad under Chapter 11 of the Bankruptcy Code in order to facilitate 125 Broad's transfer of the office building to the mortgage lender in satisfaction of the mortgage debt and other claims. As a result, the transaction between JMB/125 and the O&Y affiliates could be subject to challenge by certain creditors resulting in changes or recission of the transaction. In the event that the transaction is completed as currently contemplated and not subsequently modified or rescinded, JMB/125 would no longer have an ownership interest in the office building, which would result in net gain for financial reporting and Federal income tax purposes to JMB/125 (and through JMB/125 and the Partnership, to the Limited Partners) with no distributable proceeds. JMB/125 would also be relieved of any obligation to contribute cash to 125 Broad in the amount of its deficit capital account balance.

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

     The affiliated joint venture reached an agreement with the lender to modify the terms of the long-term mortgage note secured by the 260 Franklin Street Building in December 1991. Beginning May 1991, the modified mortgage note provides for monthly payments of interest only based upon the then outstanding balance at a rate of 6% per annum through January 1992 and 8% per annum thereafter. Upon the scheduled or accelerated maturity, or prepayment of the mortgage loan, the affiliated joint venture shall be obligated to pay an amount sufficient to provide the lender with an 11% per annum yield on the mortgage note from January 1, 1991 through the date of maturity or prepayment. In addition, upon maturity (scheduled for December
1995) or prepayment, the affiliated joint venture is obligated to pay to the lender a residual interest amount equal to 60% of the highest amount, if any, of (i) net sales proceeds, (ii) net refinancing proceeds, or (iii) net appraisal value, as defined. No amounts have been required to be accrued for such contingent payments. The affiliated joint venture is required to (i) escrow excess cash flow from operations (computed without a deduction for property management fees and leasing commissions to an affiliate), beginning in 1991, to cover future cash flow deficits, (ii) make an initial contribution to the escrow account of $250,000, of which the Partnership's share was $75,000, and (iii) make annual escrow contributions, through January 1995, of $150,000, of which the Partnership's share is $45,000. The escrow account ($4,921,208 at September 30, 1994 including accrued interest) is to be used to cover the cost of capital and tenant improvements and lease inducements ($1,056,831 used as of September 30, 1994) as defined, with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender as described above.

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

                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                (A LIMITED PARTNERSHIP)
                               AND CONSOLIDATED VENTURES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     On December 31, 1992, NewPark Associates refinanced the shopping center with an institutional lender. The new mortgage note payable in the principal amount of $50,620,219 is due on November 1, 1995. Monthly payments of interest only of $369,106 were due through November 30, 1993. Commencing on December 1, 1993 through October 30, 1995, principal and interest are due in monthly payments of $416,351 with a final balloon payment due November 1, 1995. Interest on the note payable accrues at 8.75% per annum. The joint venture has an option to extend the term of the mortgage note payable to November 1, 2000 upon payment of a $250,000 option fee and satisfaction of certain conditions as specified in the mortgage note. A portion of the proceeds from the note payable were used to pay the outstanding balance, including accrued interest, under the previous mortgage note payable and the notes payable to the unaffiliated joint venture partner. NewPark Associates commenced a renovation of NewPark Mall in early 1993 and such renovation was completed later that year.

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

     In connection with the sale of the property to JMB/Warner, the seller had entered into a triple net lease of the entire office complex, which the seller had occupied since its construction. The obligations under such lease were secured by certain collateral pledged by the seller/tenant which was subsequently released. The lease had an initial term of 13-1/2 years for certain space and 15-3/4 years for the remainder of the property with three five-year renewal options. The lease provided for an initial annual base rent of $7,947,000 with periodic increases in the annual base rent equal to the lesser of (i) the periodic increase in a consumer price index, or (ii) 5% per annum compounded over the period. In general, the tenant was also obligated to pay the cost of property taxes and operating and maintenance expenses (other than the cost of flood or earthquake insurance) during the initial lease term and any renewal period. Commencing in 1993, JMB/Warner was obligated to pay the cost of any structural maintenance and repairs and any expenses for changes in the office complex attributable to governmental compliance. As a result of the sale of its interest, JMB/Warner was relieved of such obligations.

     (f)  Palm Desert

     In December 1988, the Partnership, Carlyle-XVII and an affiliate of the seller acquired, through Palm Desert, an interest in an existing, enclosed regional shopping center known as Palm Desert Town Center in Palm Desert, California and a leasehold interest in the underlying land.

     The Partnership and Carlyle-XVII acquired their interests in Palm Desert, subject to a first mortgage loan with an outstanding principal balance of approximately $43,500,000, for an initial aggregate contribution of approximately $17,400,000, all of which was paid in cash at closing, of which the Partnership's share was approximately $14,925,000. The Partnership's and Carlyle-XVII's initial aggregate contributions were used

                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                (A LIMITED PARTNERSHIP)
                               AND CONSOLIDATED VENTURES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


to make the distribution to the joint venture partner as described below and to pay a portion of the closing costs. Except for amounts to be contributed to Palm Desert to pay certain closing costs, the joint venture partner was not required to make any capital contributions to Palm Desert at closing. However, in consideration of a distribution from Palm Desert at closing, the joint venture partner was obligated to make periodic contributions to Palm Desert to retire the $13,752,746 purchase price obligation of Palm Desert to the seller of the shopping center, of which the final $4,826,906 was paid in January 1993. In addition, the joint venture partner has made and is obligated to make contributions to Palm Desert through December 1994 to pay any operating deficits and to pay a portion of the returns to the Partnership and Carlyle-XVII. Amounts required to pay the cost of tenant improvements and allowances and other capital expenditures, as well as any operating deficits of Palm Desert after December 1994, are expected to be contributed to Palm Desert 25% by the joint venture partner and 75% by the Partnership and Carlyle-XVII in the aggregate. Reference is made to Note 3(h) of Notes to Consolidated Financial Statements contained in the Partnership's 1993 Report on Form 10-K for further information concerning the joint venture agreement.

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

     The first mortgage loan in the principal amount of approximately $20,525,000 at September 30, 1994, secured by the Dunwoody Crossing Phase I and III Apartments was scheduled to mature in October 1994. The joint venture owning the property negotiated an extension of the mortgage loan until December 15, 1994. The joint venture also reached an agreement in principle with the current lender for a new loan. The venture has paid a $645,000 refundable fee (funded by contributions by the Partnership and Carlyle Real Estate Limited Partnership - XV) to secure the interest rate on the proposed loan. This new loan would require monthly payments of principal and interest (8.65% per annum) of $171,737 beginning January 15,

                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                (A LIMITED PARTNERSHIP)
                               AND CONSOLIDATED VENTURES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


1995 and continuing through December 15, 1997, when the remaining balance would be payable. There is no assurance that this proposed transaction will be consummated on these or any other terms.


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

     For financial reporting purposes, JMB/Owings recognized, on the date of sale, gain of $5,254,855, of which the Partnership's share is $2,627,427, attributable to JMB/Owings being relieved of its obligations under the OMLP's partnership agreement pursuant to the terms of the sale agreement. The Partnership has adopted the cost recovery method until such time as the purchaser's initial investment is sufficient in order to recognize gain under Statement of Financial Accounting Standards No. 66.
At September 30, 1994, the total deferred gain of JMB/Owings, including principal and interest payments of $1,639,916 received through September 30, 1994, is $10,205,722, of which the Partnership's share is $5,102,861.

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

     The Partnership Agreement provides that, subject to certain conditions, the General Partners shall receive as a distribution from the sale of a real property by the Partnership up to 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Holders of Interest and 15% to the General Partners. However, prior to such distributions the Holders of Interests are entitled to receive 99% and the General Partners 1% of net sale or refinancing proceeds until the Holders of Interests (i) have received cash distributions of "sale proceeds" or "refinancing proceeds" in an amount equal to the Holders' of Interests aggregate initial capital investment in the Partnership and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with "sale proceeds" or "refinancing proceeds" previously distributed, equal a 6% annual return on the Holders' of Interests average capital investment for each year (their initial capital investment as reduced by "sale proceeds" or "refinancing proceeds" previously distributed) commencing with the third fiscal quarter of 1987. The General Partners have elected to waive their right to receive their distributive share of up to 3% of the sale price of the Blue Cross Building.

                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                (A LIMITED PARTNERSHIP)
                               AND CONSOLIDATED VENTURES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(5)  TRANSACTIONS WITH AFFILIATES

     Certain of the Partnership's unconsolidated investment properties are managed by affiliates of the General Partners. In October 1994, one of the affiliated property managers agreed to sell substantially all of its assets to an unaffiliated third party. In addition, substantially all of the management personnel of the property manager will also become management personnel of the purchaser or its affiliates if the sale is completed. The sale is subject to certain closing conditions. In the event that the sale is completed, it is expected that the successor to the affiliated property manager's assets would act as the property manager of Dunwoody Crossing Apartments (Phases I, II and III) and 260 Franklin Street Building after the sale on the same terms that existed prior to the sale.


     Fees, commissions and other expenses required to be paid by the Partnership (or its consolidated ventures) to the General Partners and their affiliates as of September 30, 1994 and for the nine months ended September 30, 1994 and 1993 are as follows:

                                                                          Unpaid at
                                                                        September 30,
                                             1994          1993             1994
                                           --------      --------       -------------
Management fees to
 Corporate General
 Partner. . . . . . . . . . . . . .        $116,957       248,532             --
Reimbursement (at cost)
 for out-of-pocket
 expenses and salaries
 and salary related
 expenses . . . . . . . . . . . . .          68,149        91,741             --
                                           --------       -------          -------

                                           $185,106       340,273             --
                                           ========       =======          =======

     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries (and salary related expenses) and direct expenses of their officers and employees and direct expenses of the Corporate General Partner and its affiliates while directly engaged in the administration of the Partnership and operation of its properties. Such costs relating to the administration of the Partnership were $63,775 and $86,947 for the nine months ended September 30, 1994 and for the twelve months ended December 31, 1993, respectively, all of which were paid as of September 30, 1994.

     The General Partners deferred their share of net cash flow of the Partnership due to them over a five-year period ending December 1992, to the receipt by the Holders of Interests of a 5% per annum cumulative non-compounded return on their Current Capital Accounts (as defined) for such five-year period. These deferred amounts consisted of the Corporate General Partner's management fees and the General Partners' distributive share of net cash flow. In July 1994, the Partnership paid the cumulative combined amount of such deferred distributions and management fees which aggregated $889,519 and $1,482,537, respectively, to the General Partners.

     All amounts deferred did not bear interest and were paid in full.

                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                (A LIMITED PARTNERSHIP)
                               AND CONSOLIDATED VENTURES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


(6)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/125, JMB/Owings (through the date of sale - June 30, 1993) and 260 Franklin for the nine months ended September 30, 1994 and 1993 is as follows:

                                                          1994           1993
                                                      -----------     ----------

  Total income. . . . . . . . . . . . . . . . .       $36,291,391     37,268,194
                                                      ===========     ==========
  Operating loss. . . . . . . . . . . . . . . .       $38,120,130     33,576,760
                                                      ===========     ==========
  Partnership's share
    of loss . . . . . . . . . . . . . . . . . .       $ 7,621,142      6,871,713
                                                      ===========     ==========
  Gain on sale of partner-
    ship's investment
    in unconsolidated
    venture . . . . . . . . . . . . . . . . . .       $     --         2,627,427
                                                      ===========     ==========

(7)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1994 and for the three and nine months ended September 30, 1994 and 1993.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At September 30, 1994, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $1,142,000. Such funds and short-term investments of approximately $14,012,000 are available for distributions to partners, working capital requirements, and to fund anticipated operating deficits at 260 Franklin to the extent not funded from escrowed reserves. The Partnership and its consolidated ventures have currently budgeted in 1994 approximately $503,500 for tenant improvements and other capital expenditures. The Partnership's share of such items, including its share of such items for its unconsolidated ventures, is currently budgeted to be approximately $817,600. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through working capital, cash generated by the investment properties, through an obligation of a venture partner to provide a preferred return of annual cash flow with respect to the Palm Desert Town Center investment property through December 1994 and from the sale and refinancing of such properties. Because the cash flow from the Blue Cross Building was a significant portion of the Partnership's total operating cash flow, beginning in 1994, Partnership distributions to partners from operations were reduced.

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

     The first mortgage loan in the principal amount of approximately $20,525,000 at September 30, 1994, secured by the Dunwoody Crossing Phase I and III Apartments was scheduled to mature in October 1994. The joint venture owning the property negotiated an extension of the mortgage loan until December 15, 1994. The joint venture also reached an agreement in principle with the current lender for a new loan. The venture has paid an $645,000 refundable fee (funded by contributions by the Partnership and Carlyle Real Estate Limited Partnership - XV) to secure the interest rate on the proposed loan. This new loan would require monthly payments of principal and interest (8.65% per annum) of $171,737 beginning January 15, 1995 and continuing through December 15, 1997, when the remaining balance would be payable. There is no assurance that this proposed transaction will be consummated on these or any other terms.

     NewPark Associates commenced a renovation of NewPark Mall in early 1993 and such renovation was completed later that year. The excess proceeds from the refinancing of NewPark Associates' loans are expected to be sufficient to pay for substantially all of the renovation as well as tenant improvement costs anticipated to be incurred in connection with leasing vacant space at the mall. NewPark Mall may be subject to increased competition from a new mall that is scheduled to open in the vicinity in late 1994.

     Concerning the 125 Broad Street Building, vacancy rates in the downtown Manhattan office market have increased significantly over the last few years. As vacancy rates rise, competition for tenants increases, which results in lower effective rental rates. The increased vacancy rate in the downtown Manhattan office market has resulted primarily from layoffs, cutbacks and consolidations by many of the financial service companies which, along with related businesses, dominate this submarket. The Partnership believes that these adverse market conditions and the negative impact on effective rental rates may continue over the next few years. The current competitive market in downtown Manhattan has significantly affected the 125 Broad Street Building, as the occupancy has decreased to 54% at September 30, 1994 partially as a result of a major tenant vacating 395,000 square feet (30% of the building) at the expiration of its lease during 1991. Additionally, in October 1993, 125 Broad entered into an agreement with Salomon Brothers, Inc. to terminate its lease covering approximately 231,000 square feet (17% of the building) at the property on December 31, 1993 rather than its scheduled termination in January 1997. In consideration for the early termination of the lease, Salomon Brothers, Inc. paid 125 Broad approximately $26,500,000, plus interest thereon of approximately $200,000, which 125 Broad in turn paid to its lender to reduce amounts outstanding under the mortgage loan. In addition, Salomon Brothers, Inc. paid JMB/125 $1,000,000 in consideration of JMB/125's consent to the lease termination. The property will be adversely affected by low effective rental rates to be achieved upon releasing of the space. The low effective rental rates coupled with the lower occupancy during the releasing period are expected to result in the property operating at a significant deficit in 1994 and for the next several years. The unaffiliated venture partners (the "O&Y partners"), who are affiliates of Olympia & York Developments, Ltd. ("O&Y"), are obligated to fund (in the form of interest-bearing loans) operating deficits and costs of lease-up and capital improvements through the end of 1995. However, as discussed below, the O&Y partners are in default in respect to certain of their funding obligations. Based on the facts discussed above and as described more fully in Note 2(b), 125 Broad recorded a provision for value impairment as of December 31, 1991 to reduce the net book value of the 125 Broad Street Building to the then outstanding balance of the related non-recourse financing and O&Y partner loans due to the uncertainty of 125 Broad's ability to recover the net carrying value of the investment property through future operations or sale.

     O & Y and certain of its affiliates have been involved in bankruptcy proceedings in the United States and Canada and similar proceedings in England. Subsequent to December 31, 1992, O & Y emerged from bankruptcy protection in Canada. In addition, a reorganization of the management of the company's United States operations has been completed, and certain O&Y affiliates are in the process of renegotiating or restructuring various loans affecting properties in the United States in which they have an interest. In view of the present financial condition of O&Y and its affiliates and the anticipated deficits for the property as well as the existing defaults of the O&Y partners discussed below, it has appeared unlikely that the O&Y partners would meet their deficit funding obligations.

     The O&Y partners have failed to advance necessary funds to 125 Broad as required under the 125 Broad joint venture agreement, and as a result, 125 Broad defaulted on its mortgage loan, which had an outstanding principal balance of approximately $277,000,000, in June 1992 by failing to pay approximately $4,722,000 of the semi-annual interest payment due on the loan. The only payment that has been made since was in October 1993 as discussed above. In addition, during 1992 affiliates of O&Y defaulted on a "takeover space" agreement with Johnson & Higgins, Inc. ("J&H"), one of the major tenants at the 125 Broad Street Building, whereby such affiliates of O&Y agreed to assume certain lease obligations of J&H at another office building in consideration of J&H's leasing space in the 125 Broad Street Building. As a result of this default, J&H has offset rent payable to 125 Broad for its lease at the 125 Broad Street Building in the amount of approximately $41,960,000 through September 30, 1994, and it is expected that J&H will continue to offset amounts due under its lease corresponding to amounts by which the affiliates of O&Y are in default under the "takeover space" agreement. Due to the O&Y affiliates' default under the "takeover space" agreement and the continuing defaults of the O&Y partners to advance funds to cover operating deficits, as of September 30, 1994, the arrearage under the mortgage loan had increased to approximately $70,660,000. As discussed above, approximately $26,700,000 was remitted to the lender in October 1993 in connection with the early termination of the Salomon Brothers lease, and was applied towards the mortgage principal for financial reporting purposes. Due to their obligations relating to the "takeover space" agreement, the affiliates of O&Y are obligated for the payment of the rent receivable associated with the J&H lease at the 125 Broad Street Building. Based on the continuing defaults of the O&Y partners, 125 Broad has reserved the entire $41,960,000 of rent offset by J&H and has also reserved approximately $32,600,000 of accrued rents receivable relating to such J&H lease, since the ultimate collectability of such amounts depends upon the O&Y partners' and the O&Y affiliates' performance of their obligations. The Partnership's share of such losses was approximately $2,572,000 and $2,557,000 for the nine months ended September 30, 1994 and 1993, respectively, and is included in the Partnership's share of loss from operations of unconsolidated ventures. JMB/125 has notified the O&Y partners that their failure to advance funds to cover the operating deficits constitutes a default under the 125 Broad joint venture agreement. The O&Y partners had attempted to negotiate a restructuring of the mortgage loan with the lender in order to reduce the significant operating deficits which the property is expected to incur during 1994 and for the next several years. The negotiations to restructure the loan were not successful and the O&Y partners are now negotiating to transfer the property to the lender.

     JMB/125 and certain affiliates of O&Y have reached an agreement in principle to settle their dispute regarding 125 Broad and its property. Under the terms of this agreement in principle, JMB/125 would assign its interest in 125 Broad to an affiliate of O&Y and release the O&Y partners from any claims related to 125 Broad. In return, JMB/125 would receive a promissory note in the principal amount of $5 million bearing simple interest at 4.5% per annum with all principal and accrued interest due at maturity in October 1999, subject to mandatory prepayments of principal and interest or acceleration of the maturity date under certain circumstances. In addition, JMB/125 would receive a release from any claims of certain O&Y affiliates and would generally be indemnified against any liability as a general partner of 125 Broad. Completion of the agreement in principle is subject to the satisfaction of various conditions, including, among others, obtaining the consent and cooperation of the mortgage lender for the property, and there is no assurance that the transaction will be completed.

In the event the transaction is completed, affiliates of O&Y intend to file a pre-arranged bankruptcy plan for reorganization of 125 Broad under Chapter 11 of the Bankruptcy Code in order to facilitate 125 Broad's transfer of the office building to the mortgage lender in satisfaction of the mortgage debt and other claims. As a result, the transaction between JMB/125 and the O&Y affiliates could be subject to challenge by certain creditors resulting in changes or recission of the transaction. In the event that the transaction is completed as currently contemplated and not subsequently modified or rescinded, JMB/125 would no longer have an ownership interest in the office building, which would result in net gain for financial reporting and Federal income tax purposes to JMB/125 (and through JMB/125 and the Partnership, to the Limited Partners) with no distributable proceeds. JMB/125 would also be relieved of any obligation to contribute cash to 125 Broad in the amount of its deficit capital account balance.

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

The property is currently expected to operate at a deficit for 1994 and for several years thereafter. The loan modification required that the affiliated joint venture establish an escrow account for excess cash flow from the property's operations (computed without a deduction for property management fees and lease commissions to an affiliate) to be used to cover the cost of capital and tenant improvements and lease inducements (as defined), which are the primary components of the anticipated operating deficits noted above, with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender. Beginning January 1, 1992, 260 Franklin began escrowing the payment of property management fees and lease commissions owed to an affiliate of the Corporate General Partner pursuant to the terms of the debt modification. The Partnership's share of such fees and lease commissions is approximately $274,000 at September 30, 1994. In 1995, the leases of tenants occupying approximately 107,000 square feet (approximately 31% of the property) at the 260 Franklin Street Building expire. It is anticipated that there would be significant cost related to releasing this space. In addition, the long-term mortgage loan matures January 1, 1996. If the affiliated joint venture is unable to refinance or extend the mortgage loan, the Partnership may decide not to commit any significant additional funds. This may result in the Partnership no longer having an ownership interest in the property. This would result in the Partnership recognizing a gain for financial reporting purposes.

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

     Due to the factors discussed above, it is likely that the Partnership will hold certain of its investment properties longer than originally anticipated in order to maximize the return of their investments to the Limited Partners. Although the Partnership expects to distribute sale proceeds from the disposition of the Partnership's remaining assets, without a dramatic improvement in market conditions, Limited Partners will receive significantly less than their original investment.

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

RESULTS OF OPERATIONS

     The decrease in the aggregate of cash and cash equivalents and short-term investments at September 30, 1994 as compared to December 31, 1993 is primarily due to the distribution to the Limited Partners in February 1994 of $14,034,783 of sales proceeds from the Blue Cross Building sale.

     The decrease in interest, rents and other receivables at September 30, 1994 as compared to December 31, 1993 is primarily due to the collection in 1994 of tenant expense reimbursements related to 1993 at Palm Desert Town Center.

     The increase in accounts payable at September 30, 1994 as compared to December 31, 1993 is primarily due to the timing of payments of operating expenses at Palm Desert Town Center.

     The decrease in amounts due to affiliates at September 30, 1994 as compared to December 31, 1993 is primarily due to the payment in full of deferred management fees to the Corporate General Partner in July 1994. Reference is made to Note 5.

     The decrease in unearned rent at September 30, 1994 as compared to December 31, 1993 is primarily due to the timing of rental collections at Palm Desert Town Center.

     The decrease in venture partners subordinated equity in ventures at September 30, 1994 as compared to December 31, 1993 is primarily due to the distribution of remaining sales proceeds in June 1994, from the Blue Cross Building.
     The decrease in rental income, mortgage and other interest, depreciation, amortization of deferred expenses and venture partners' share of ventures' operations for the three and nine months ended September 30, 1994 as compared to the three and nine months ended September 30, 1993 is primarily due to the sale of the Blue Cross Building in November 1993. Reference is made to Note 3(b).

     The increase in interest income for the three and nine months ended September 30, 1994 as compared to the three and nine months ended September 30, 1993 is primarily due to a modest increase in interest rates earned on Partnership's cash equivalents and short-term investments held in U.S. Government obligations during 1994.

     The decrease in management fees to the Corporate General Partner for the three and nine months ended September 30, 1994 as compared to the three and nine months ended September 30, 1993 is due to a decrease in the distribution paid to the partners, a portion of which is in the form of a management fee to the Corporate General Partner.

     The increase in the partnership's share of loss from operations of unconsolidated ventures for the three and nine months ended September 30, 1994 as compared to the three and nine months ended September 30, 1993 is primarily due to decreased revenue at the 125 Broad Street Building due to lower occupancy in 1994.

    The gain on sale of Partnership's investment in unconsolidated venture for the nine months ended September 30, 1993 is due to the June, 1993 sale of the Partnership's interest in Owings Mills. Reference is made to Note 3(a).




PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS ON SENIOR SECURITIES

     The mortgage loan secured by the 125 Broad Street property is in default at September 30, 1994 due to the partial payment of scheduled debt service since June 1992. Reference is made to Note 2(b) (twelfth paragraph) and the discussion of Liquidity and Capital Resources contained in the Management's Discussions and Analysis of Financial Condition section of this quarterly report for further information regarding the loan default, which discussions are herein incorporated by reference.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                                            OCCUPANCY
     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties:

                                                                     1993                                    1994
                                                       -------------------------------          ------------------------------
                                                       At         At        At        At        At        At        At        At
                                                      3/31       6/30      9/30     12/31      3/31      6/30      9/30     12/31
                                                      ----       ----      ----     -----      ----      ----     -----     -----
1.  Owings Mills Shopping Center
     Owings Mills (Baltimore County),
     Maryland . . . . . . . . .   . . . . . . . . . .  93%        N/A       N/A       N/A       N/A       N/A       N/A
2.  125 Broad Street Building
     New York, New York . . . . . . . . . . . . . . .  72%        72%       72%       54%       54%       54%       54%
3.  260 Franklin Street Building
     Boston, Massachusetts. . . . . . . . . . . . . .  97%        98%       97%       99%       99%       99%       99%
4.  Dunwoody Crossing (Phase I, II, and III)
     Apartments
     DeKalb County (Atlanta), Georgia (a) . . . . . .  94%        96%       93%       90%       91%       93%       91%
5.  NewPark Mall
     Newark (Alameda County), California. . . . . . .  71%        73%       80%       81%       80%       80%       80%
6.  Blue Cross Office Building
      Woodland Hills (Los Angeles),
      California. . . . . . . . . . . . . . . . . . . 100%       100%      100%       N/A       N/A       N/A       N/A
7.  Palm Desert Town Center
     Palm Desert (Palm Springs),
     California . . . . . . . . . . . . . . . . . . .  92%        94%       96%       97%       97%       95%       96%

- - ------------------

An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.

  (a) Formerly known as Post Crossing, Post Crest and Post Terrace Apartments, respectively.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits

    4-A.    The Amended and Restated Agreement of Limited Partnership and
the Assignment Agreement set forth as Exhibit B to the Prospectus, copies of which are hereby incorporated by reference to Exhibit 3 and Exhibit 4-A to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-16516) dated March 19, 1993.

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

    10-G.   Acquisition documents relating to the purchase by the
Partnership of an interest in the Post Crest Apartments, Post Terrace Apartments, and Post Crossing Apartments in DeKalb County (Atlanta), Georgia, are hereby incorporated herein by reference to Exhibit 10.5 to the Partnership's Post-Effective Amendment No. 2 to Form S-11 (File No. 33-
3567) dated September 30, 1986.

    10-H.   Acquisition documents relating to the purchase by the
Partnership of an interest in NewPark Mall in Newark (Alameda County), California, are hereby incorporated herein by reference to Exhibit 10.6 to the Partnership's Post-Effective Amendment No. 2 to Form S-11 (File No. 33-
3567) dated December 30, 1986.

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

    10-P.   First Amendment to Loan Documents relating to the mortgage loan secured by Dunwoody Crossing Apartments (Phases I and III) is filed herewith.

    27. Financial Data Schedule of the Partnership for the period ended September 30, 1994 is filed herewith.


(b) The following reports on Form 8-K were filed since the beginning of the last quarter of the period covered by this report.

         None.

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


                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI

                    BY:    JMB Realty Corporation
                           (Corporate General Partner)




                           By:    GAILEN J. HULL
                                  Gailen J. Hull, Senior Vice President
                           Date:  November 10, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                  GAILEN J. HULL
                                  Gailen J. Hull, Principal Accounting Officer
                           Date:  November 10, 1994