Form 10-K405
CARLYLE REAL ESTATE LTD PARTNERSHIP XVI
filed 1995-03-31
CIK 789950

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-K


            Annual Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934


For the fiscal year
  ended December 31, 1994        Commission file number 0-16516


            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
       (Exact name of registrant as specified in its charter)


                 Illinois             36-3437938
        (State of organization)(IRS Employer Identification No.)


900 N. Michigan Ave., Chicago, IL         60611
(Address of principal executive office)(Zip Code)


Registrant's telephone number, including area code 312/915-1987


Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange on
Title of each class                     which registered
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

Documents incorporated by reference:  None

                          TABLE OF CONTENTS



                                                       Page
                                                       ----
PART I

Item 1.      Business. . . . . . . . . . . . . . . . . .  1

Item 2.      Properties. . . . . . . . . . . . . . . . .  6

Item 3.      Legal Proceedings . . . . . . . . . . . . .  8

Item 4.      Submission of Matters to a
             Vote of Security Holders. . . . . . . . . .  8


PART II

Item 5.      Market for the Partnership's Limited Partnership
             Interests and Related Security Holder Matters     8

Item 6.      Selected Financial Data . . . . . . . . . .       9

Item 7.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations    13

Item 8.      Financial Statements and Supplementary Data      20

Item 9.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure. . .      72


PART III

Item 10.     Directors and Executive Officers
             of the Partnership. . . . . . . . . . . . .      72

Item 11.     Executive Compensation. . . . . . . . . . .      75

Item 12.     Security Ownership of Certain Beneficial Owners
             and Management. . . . . . . . . . . . . . .      77

Item 13.     Certain Relationships and Related Transactions   78


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . .     78


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . .     81
















                                  i
                               PART I

ITEM 1.  BUSINESS

     Unless otherwise indicated all references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title, leasehold estates and/or joint venture partnership interests. The Partnership's real property investments are located throughout the nation, and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate on or before December 31, 2036. Accordingly, the Partnership intends to hold the real properties it acquires for investment purposes until such time as sale or other disposition appears to be advantageous. Unless otherwise described, the Partnership expects to hold its properties for long-term investment. Due to current market conditions, the Partnership is unable to determine the holding period for such properties. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties.

     The Partnership has made the real property investments set forth in the following table:

                                                   SALE DATE OR IF OWNED
                                                   AT DECEMBER 31, 1994,
NAME, TYPE OF PROPERTY                    DATE OF    ORIGINAL INVESTED
    AND LOCATION (e)           SIZE      PURCHASE CAPITAL PERCENTAGE (a)      TYPE OF OWNERSHIP
----------------------      ----------   -------- ----------------------      ---------------------
1. Owings Mills Shopping
    Center
    Owings Mills
    (Baltimore County),
    Maryland . . . . .    325,000 sq.ft. 12/31/85         6/30/93             fee ownership of land
                              g.l.a.                                          and improvements
                                                                              (through joint venture
                                                                              partnerships) (c)(g)
2. 125 Broad Street
    Building
    New York, New York   1,336,000 sq.ft.12/31/85        11/15/94             fee ownership of
                              n.r.a.                                          improvements and
                                                                              ground leasehold
                                                                              interest in land
                                                                              (through joint venture
                                                                              partnerships)
                                                                              (b)(c)(d)(g)
3. 260 Franklin Street
    Building
    Boston,
    Massachusetts. . .    348,901 sq.ft.  5/21/86           12%               fee ownership of land
                              n.r.a.                                          and improvements
                                                                              (through joint venture
                                                                              partnership) (b)(c)
4. Dunwoody Crossing
   Apartments
   (Phase I, II and III)(h)
   DeKalb County (Atlanta),
   Georgia . . . . . .       810 units    9/18/86           5%                fee ownership of land
                                                                              and improvements
                                                                              (through joint venture
                                                                              partnerships) (c)
5. NewPark Mall
    Newark (Alameda County),
    California . . . .    423,748 sq.ft.  12/2/86           2%                fee ownership of land
                              g.l.a.                                          and improvements
                                                                              (through joint venture
                                                                              partnerships) (c)
                                                   SALE DATE OR IF OWNED
                                                   AT DECEMBER 31, 1994,
NAME, TYPE OF PROPERTY                    DATE OF    ORIGINAL INVESTED
    AND LOCATION (e)           SIZE      PURCHASE CAPITAL PERCENTAGE (a)      TYPE OF OWNERSHIP
----------------------      ----------   -------- ----------------------      ---------------------

6. Blue Cross Building
    Woodland Hills
    (Los Angeles),
    California . . . .    421,716 sq.ft.     12/18/87     11/2/93             fee ownership of land
                              n.r.a.                                          and improvements
                                                                              (through a joint
                                                                              venture partnership)
                                                                              (b)(c)(g)
7. Palm Desert Town
    Center
    Palm Desert
    (Palm Springs),
    California . . . .    373,000 sq.ft.     12/23/88       20%               fee ownership of
                              n.r.a.                                          improvements and
                                                                              ground leasehold
                                                                              interest in land
                                                                              (through joint venture
                                                                              partnership) (b)(c)(d)(f)

-----------------------

       (a) The computation of this percentage for properties held at December 31, 1994 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

       (b)   Reference is made to Note 3 of Notes to Combined Statements,
Note 4 and the Schedule III's to the Combined and Consolidated Financial Statements filed with this annual report for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by certain of the Partnership's real property investments.

       (c) Reference is made to Note 3 for a description of the joint venture partnership or partnerships through which the Partnership has made this real property investment.

       (d) Reference is made to Notes 3(b) and 3(h) for a description of the leasehold interests, under ground leases, in the land on which these real property investments are situated.

       (e)   Reference is made to Item 8 - Schedule III to the
Consolidated and Combined Financial Statements filed with this annual report for further information concerning real estate taxes and depreciation.

       (f) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.

       (g) This property has been sold or disposed of. Reference is made to Note 7 for further discussion of such sale.

       (h) Formerly known as Post Crest, Post Terrace and Post Crossing Apartments, respectively.


     Reference is made to Note 8 and to Note 4 of Notes to Combined Statements for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at certain of the Partnership's properties as of December 31, 1994.

     The Partnership's real property investments are subject to competition from similar types of properties (including, in certain areas, properties owned or advised by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all the investment properties held at December 31, 1994 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Corporate General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     In November 1994, effective as of October 31, 1994, JMB/125 Broad Building Associates, L.P. ("JMB/125"), an Illinois limited partnership, made an agreement with its venture partners in the 125 Broad Street Company ("125 Broad") to settle their dispute regarding 125 Broad and its property.

Pursuant to the agreement, JMB/125 assigned its approximate 48.25% interest in 125 Broad, which owns the 125 Broad Street Building and a leasehold interest in the underlying land located in New York, New York to an affiliate of the venture partners and released the venture partners from any claims of JMB/125 related to 125 Broad. The Partnership owns indirectly an approximate 40% limited partnership interest in JMB/125. An affiliate of the Partnership owns indirectly substantially all of the remaining interest in JMB/125. In return for the assignment, JMB/125 received an unsecured promissory note in the principal amount of $5 million bearing simple interest at 4.5% per annum with all principal and accrued interest due at maturity in October 1999, subject to mandatory prepayments of principal and interest or acceleration of the maturity date under certain circumstances. In addition, JMB/125 received a release from any claims of certain affiliates of the venture partners and will generally be indemnified against any liability as a general partner of 125 Broad. JMB/125 was also relieved of any obligation to contribute cash to 125 Broad in the amount of its deficit capital account balance. The venture partners subsequently filed a pre-arranged bankruptcy plan for reorganization of 125 Broad under Chapter 11 of the Bankruptcy Code in order to facilitate 125 Broad's transfer of the office building to the mortgage lender in satisfaction of the mortgage debt and other claims. In January 1995, the plan for reorganization was approved by the bankruptcy court, was consummated, and the bankruptcy case was concluded. Reference is made to
Item 7 and Notes 3(b) and 7(c) for a further discussion of this property.

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

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1994 and 1993 for the Partnership's investment properties owned during 1994:

                                                          1993                     1994
                                                --------------------------------------------------
                                                   At    At    At     At    At    At     At    At
                              Principal Business  3/31  6/30  9/30  12/31  3/31  6/30   9/30 12/31
                              ------------------  ----  ----  ----  -----  ----  ----  ----- -----

1. 125 Broad Street Building
    New York, New York . . .  Financial            72%   72%   72%    54%   54%   54%    54%   N/A

2. 260 Franklin Street
    Building
    Boston, Massachusetts. .  Financial            97%   98%   97%    99%   99%   99%    99%   99%

3. Dunwoody Crossing
    (Phase I, II and III)
    Apartments (a)
    DeKalb County
    (Atlanta), Georgia . . .  Residential          94%   96%   93%    90%   91%   93%    91%   88%

4. NewPark Mall
    Newark (Alameda County),
    California . . . . . . .  Retail               71%   73%   80%    81%   80%   80%    80%   81%

5. Palm Desert Town Center
    Palm Desert
    (Palm Springs),
    California . . . . . . .  Retail               92%   94%   96%    97%   97%   95%    96%   97%

--------------------

     Reference is made to Item 6, Item 7, Note 8 and Note 4 of Notes to Combined Statements for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.

     (a)  Formerly known as Post Crest, Post Terrace and Post Crossing Apartments, respectively.

ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1993 and 1994.





                               PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1994, there were 16,256 record Holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to Item 6 below for a discussion of cash distribu-tions made to the Holders of Interests.

     Reference is made to Note 5 for a discussion of the provisions of the Partnership Agreement relating to cash distributions.

ITEM 6.  SELECTED FINANCIAL DATA
                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                              DECEMBER 31, 1994, 1993, 1992, 1991 AND 1990
                              (not covered by Independent Auditors' Report)

                             1994          1993          1992         1991         1990
                        ------------- -------------  -----------  ------------ ------------
Total income . . . . . .  $11,512,558    18,822,328   20,753,488    20,600,655   20,315,714
                          ===========  ============  ===========   ===========  ===========
Operating loss . . . . .  $(1,337,005)     (547,401)  (1,207,558)   (1,909,707)  (1,785,254)
Partnership's share of
 loss from  operations
 of unconsolidated
 ventures. . . . . . . .   (8,305,706)   (4,852,148) (14,384,114)   (8,086,449)  (8,903,059)
Venture partners' share
 of ventures' operations      844,213     1,228,201       37,306       306,058      322,763
                          -----------  ------------  -----------   -----------  -----------
Net operating loss . . .   (8,798,498)   (4,171,348) (15,554,366)   (9,690,098) (10,365,550)
Gain on sale or
 disposition of
 Partnership's
 investment in
 unconsolidated venture.   20,162,696     2,627,427        --            --           --
Loss on sale of
 investment property,
 net of venture partner's
 share . . . . . . . . .        --         (299,039)       --            --           --
                          -----------  ------------  -----------   -----------  -----------
Net income (loss). . . .  $11,364,198    (1,842,960)  (15,554,366)  (9,690,098) (10,365,550)
                          ===========  ============  ===========   ===========  ===========
Net earnings (loss)
 per interest(b):
  Net operating loss . .  $    (60.18)       (28.53)     (106.39)       (66.28)      (70.90)
  Gain on sale or
   disposition of Part-
   nership's investment
   in unconsolidated
   venture . . . . . . .       142.23         18.53        --            --           --
  Loss on sale of in-
   vestment property,
   net of venture
   partner's share . . .        --            (2.10)       --            --           --
                          -----------  ------------  -----------   -----------  -----------
Net income (loss). . . .  $     82.05        (12.10)     (106.39)       (66.28)      (70.90)
                          ===========  ============  ===========   ===========  ===========

                             1994          1993          1992         1991         1990
                        ------------- -------------  -----------  ------------ ------------
Total assets . . . . . .  $69,624,085    89,829,751  154,176,204   166,584,090  183,056,188
Long-term debt . . . . .  $41,845,394    42,164,903   96,057,742   101,538,250  105,214,526
Cash distributions
  per Interest (d) . . .  $    116.00         34.00        34.00      32.54(c)     13.72(c)
                          ===========  ============  ===========   ===========  ===========

-------------

  (a)   The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

  (b)   The net loss per Interest is based on the number of Interests outstanding at the end of each period.

  (c)   Pursuant to the Partnership Agreement, certain Holders of Interests received preferred distributions in an aggregate amount per Limited Partnership Interest equal to 25% of the Excess Suspended Loss (as defined), for such Holder's Interests.  In 1990, preferred distributions of either $26.28, $7.56, $1.04 or $0 per Interest were paid to Holders of Interests.  In February 1991, the remaining preferred distributions were made on such Interests of either $2.96, $.82, $.07, or $0 per Interest to Holders of Interests.  Such preferred distributions are not included in cash distributions per Interest for the years ended December 31, 1991 and 1990.

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

SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF
DECEMBER 31, 1994

Property
--------

Palm Desert
Town Center        a)  The GLA occupancy rate and average base
                       rent per square foot as of December 31
                       for each of the last five years were
                       as follows:

                                                   GLA           Avg. Base Rent Per
                          December 31,        Occupancy Rate     Square Foot (1)
                          ------------        --------------     ------------------

                              1990 . . . . .      97%                18.40
                              1991 . . . . .      97%                19.21
                              1992 . . . . .      92%                19.51
                              1993 . . . . .      97%                18.90
                              1994 . . . . .      97%                19.66

                   (1) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                              Base Rent Scheduled LeaseLease
                   b)     Significant Tenants     Square Feet Per Annum Expiration DateRenewal Option
                          -------------------     ----------- --------- ------------------------------
                          None - No single tenant
                          occupies more than 10% of
                          the total gross leasable
                          area of the building.

                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Palm Desert Town Center:

                                                                         Annualized       Percent of
                                          Number of    Approx. Total     Base Rent        Total 1994
                          Year Ending     Expiring     GLA of Expiring   of Expiring      Base Rent
                          December 31,    Leases       Leases (1)        Leases           Expiring
                          ------------    ---------    ---------------   -----------      ----------

                            1995            22            67,756        $1,065,124          15.39%
                            1996             5             7,631           172,461           2.49%
                            1997            13            27,595           663,660           9.59%
                            1998            20            40,928         1,069,858          15.46%
                            1999            10            29,242           622,270           8.99%
                            2000             5            10,164           306,648           4.43%
                            2001             7            22,246           642,687           9.29%
                            2002             5             4,857           203,120           2.93%
                            2003            13            22,406           793,172          11.46%
                            2004            14            44,838           817,433          11.81%

                   (1)      Excludes leases that expire in 1995 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1995.

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

     After deducting selling expenses and other offering costs, the Partnership had approximately $120,541,000 with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such invest-ments and for working capital reserves. A portion of the proceeds was utilized to acquire the properties described in Item 1 above.

     At December 31, 1994, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $14,267,000. Such funds and short-term investments of approximately $784,000 were available for distributions to partners, capital improvements and working capital requirements. Anticipated operating deficits at the 260 Franklin Street office building are expected to be paid out of the unconsolidated joint venture's restricted reserve account. The Partnership and its consolidated ventures have currently budgeted in 1995 approximately $620,000 for tenant improvements and other capital expenditures. The Partnership's share of such items, including its share of such items for its unconsolidated ventures is currently budgeted to be approximately $616,000. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through cash generated by the investment properties and from the sale and refinancing of such properties. In such regard, reference is made to the Partnership's property specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6. Because the cash flow from the Blue Cross Building was a significant portion of the Partnership's total operating cash flow, beginning in 1994, Partnership distributions to partners from operations were reduced.

     The Partnership's and its ventures' mortgage obligations are non-recourse. Therefore, the Partnership and its ventures are not personally obligated to pay mortgage indebtedness. For any particular investment property that is incurring deficits, the Partnership or its ventures may seek a modification of existing indebtedness and, in the absence of a satisfactory debt modification, may decide, in light of the then existing and expected future market conditions for such investment property, not to commit additional funds to such investment property. This would result in the Partnership no longer having an ownership interest in such property and generally would result in taxable income to the Partnership with no corresponding distributable proceeds.

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

     The first mortgage loan secured by the Dunwoody Crossing Phase I and III Apartments was scheduled to mature in October 1994. The joint venture owning the property negotiated an extension of the mortgage loan until December 15, 1994. The joint venture then reached an agreement with the existing lender for a new loan, which requires monthly payments of principal and interest (8.65% per annum) of $171,737 beginning February 15, 1995 and continuing through November 15, 1997, when the remaining balance will be payable.

     NewPark Associates commenced a renovation of NewPark Mall in early 1993 and such renovation was completed later that year. The approximate $14 million of excess proceeds from the refinancing of NewPark Associates' loans were sufficient to pay for substantially all of the renovation as well as tenant improvement costs incurred to date in connection with leasing vacant space at the mall. The mortgage note secured by the property matures November 1, 1995. The mortgage can be extended until November 1, 2000 upon payment of a $250,000 option fee and satisfaction of certain conditions (which the Partnership currently expects to be able to satisfy if required). The joint venture has commenced discussions with the existing lender regarding an extension of the loan. However, there can be no assurance that the joint venture will be able to obtain such an extension. Reference is made to Note 3(f).

     In November 1994, JMB/125 and certain affiliates of Olympia & York Developments, Ltd. ("O&Y") reached an agreement to settle their dispute regarding 125 Broad and its property. Under the terms of the agreement, JMB/125 assigned its interest in 125 Broad to an affiliate of O&Y and released its venture partners (the "O&Y partners") from any claims related to 125 Broad. In return, JMB/125 received an unsecured promissory note in the principal amount of $5 million bearing simple interest at 4.5% per annum with all principal and accrued interest due at maturity in October 1999, subject to mandatory prepayments of principal and interest or acceleration of the maturity date under certain circumstances. In addition, JMB/125 received a release from any claims of certain O&Y affiliates and will generally be indemnified against any liability as a general partner of 125 Broad. JMB/125 was also relieved of any obligation to contribute cash to 125 Broad in the amount of its deficit capital account balance. Affiliates of O&Y subsequently filed a pre-arranged bankruptcy plan for reorganization of 125 Broad under Chapter 11 of the Bankruptcy Code in order to facilitate 125 Broad's transfer of the office building to the mortgage lender in satisfaction of the mortgage debt and other claims. In January 1995, the plan for reorganization was approved by the bankruptcy court, was consummated, and the bankruptcy was concluded.

     Vacancy rates in the downtown Manhattan office market have increased significantly over the last few years. As vacancy rates rise, competition for tenants increases, which results in lower effective rental rates. The increased vacancy rate in the downtown Manhattan office market has resulted primarily from layoffs, cutbacks and consolidations by many of the financial service companies which, along with related businesses, dominate this submarket. The Partnership believed that these adverse market conditions and the negative impact on effective rental rates would continue over the next several years. The depressed market in downtown Manhattan has significantly affected the 125 Broad Street Building as the occupancy had decreased to 66%, at the date of assignment partially as a result of a major tenant vacating 395,000 square feet (30% of the building) at the expiration of its lease during 1991. Additionally, in October 1993, 125 Broad entered into an agreement with Salomon Brothers, Inc. to terminate its lease covering approximately 231,000 square feet (17% of the building) at the property on December 31, 1993 rather than its scheduled termination in January 1997. In consideration for the early termination of the lease, Salomon Brothers, Inc. paid 125 Broad approximately $26,500,000 plus interest thereon of approximately $200,000, which 125 Broad in turn paid its lender to reduce amounts outstanding under the mortgage loan. In addition, Salomon Brothers, Inc. paid JMB/125 $1,000,000 in consideration of JMB/125's consent to the lease termination. The property would be adversely affected by lower than originally expected effective rental rates to be achieved upon re-leasing of the space. The low effective rental rates coupled with the lower occupancy during the re-leasing period were expected to result in the property operating at a significant deficit in 1995 and for the next several years. The O&Y partners were obligated to fund (in the form of interest-bearing loans) operating deficits and costs of lease-up and capital improvements through the end of 1995. However, as discussed below, the O&Y partners were in default in respect to certain of their funding obligations, and it appeared unlikely that the O&Y partners would fulfill their obligations to 125 Broad and JMB/125. Releasing of the vacant space would depend upon, among other things, the O&Y partners advancing the costs associated with such releasing since JMB/125 did not intend to contribute funds to 125 Broad to pay such costs. Based on the facts discussed above and as described more fully in Note 3(b), 125 Broad recorded a provision for value impairment as of December 31, 1991 to reduce the net book value of the 125 Broad Street Building to the then outstanding balance of the related non-recourse financing and O&Y partner loans due to the uncertainty of the joint venture's ability to recover the net carrying value of the investment property through future operations or sale.

     O & Y and certain of its affiliates have been involved in bankruptcy proceedings in the United States and Canada and similar proceedings in England. In addition, a reorganization of the management of the company's United States operations has been completed, and certain O&Y affiliates are in the process of renegotiating or restructuring various loans affecting properties in the United States in which they have an interest. In view of the financial condition of O&Y and its affiliates and the anticipated deficits for the property as well as the defaults of the O&Y partners, it appeared unlikely that the O&Y partners would meet their financial and other obligations to JMB/125 and 125 Broad.

     The O&Y partners previously failed to advance necessary funds to 125 Broad as required under the joint venture agreement, and as a result, 125 Broad in June 1992 defaulted on its mortgage loan, which had an outstanding principal balance of approximately $277,000,000 by failing to pay approximately $4,722,000 of the semi-annual interest payment due on the loan. In addition, during 1992 affiliates of O&Y defaulted on a "takeover space" agreement with Johnson & Higgins, Inc. ("J&H"), one of the major tenants at the 125 Broad Street Building, whereby such affiliates of O&Y agreed to assume certain lease obligations of J&H at another office building in consideration of J&H's leasing space in the 125 Broad Street Building. As a result of this default, J&H offset rent payable to 125 Broad for its lease at the 125 Broad Street Building in the amount of approximately $43,500,000 through the date of assignment, and it was expected that J&H would continue to offset amounts due under its lease corresponding to amounts by which the affiliates of O&Y were in default under the "takeover space" agreement. As a result of the O&Y affiliates' default under the "takeover space" agreement and the continuing defaults of the O&Y partners to advance funds to cover operating deficits, as of the date of assignment, the arrearage under the mortgage loan had increased to
approximately $69,447,000.   However, as discussed above, approximately
$26,700,000 was remitted to the lender in October 1993 in connection with the early termination of the Salomon Brothers lease, and was applied towards the mortgage principal for financial reporting purposes. Due to their obligations relating to the "takeover space" agreement, the affiliates of O&Y were obligated for the payment of the rent receivable associated with the J&H lease at the 125 Broad Street Building. Based on the continuing defaults of the O&Y partners, 125 Broad reserved the entire rent offset by J&H, $14,900,000, $19,300,000 and $9,300,000 in 1994, 1993
and 1992, respectively, and also reserved approximately $32,600,000 of accrued rents receivable relating to such J&H lease in 1992, since the ultimate collectability of such amounts depended upon the O&Y partners' and the O&Y affiliates' performance of their obligations. The Partnership's share of such losses was approximately $2,900,000, $3,725,000 and $8,106,000 for 1994, 1993 and 1992, respectively, and is included in the Partnership's share of loss from operations of unconsolidated ventures.

     The office market in the Financial District of Boston remains competitive due to new office building developments and layoffs, cutbacks and consolidations by financial service companies. The effective rental rates achieved upon re-leasing have been substantially below the rates which were received under the previous leases for the same space. In December 1991, 260 Franklin, the affiliated joint venture, reached an agreement with the lender to modify the long-term mortgage note secured by the 260 Franklin Street Building. The property is currently expected to operate at a deficit for 1995 and for several years thereafter. The loan modification required that the affiliated joint venture establish an escrow account for excess cash flow from the property's operations (computed without a deduction for property management fees and leasing commissions to an affiliate) to be used to cover the cost of capital and tenant improvements and lease inducements which are the primary components of the anticipated operating deficits noted above, with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender. Beginning January 1, 1992, 260 Franklin began escrowing the payment of property management fees and lease commissions owed to an affiliate of the Corporate General Partner pursuant to the terms of the debt modification, which is more fully described in Note 3(d), and accordingly, such fees and commissions remained unpaid. The Partnership's share of such fees and lease commissions is approximately $102,000 at December 31, 1994. In 1995, the leases of tenants occupying approximately 107,000 square feet (approximately 31% of the property) at the 260 Franklin Street Building expire. It is anticipated that there will be significant costs related to re-leasing this space. In addition, the long-term mortgage loan matures January 1, 1996. The Partnership will attempt to refinance or extend this loan when it matures, but there can be no assurance that the Partnership will be able to do so. If the Partnership is unable to refinance or extend the mortgage loan, the Partnership may decide not to commit any significant additional funds. This may result in the Partnership no longer having an ownership interest in the property. This would result in the Partnership recognizing a gain for financial reporting and Federal income tax purposes with no distributable proceeds.

     In June 1993, JMB/Owings sold its interest in the Owings Mills Shopping Center for $9,416,000 represented by a purchase price note. Reference is made to Note 7(a).

     The Partnership received (through joint ventures with affiliates) its specified cash returns relating to the Owings Mills Shopping Center (through the date of sale) and the Palm Desert Town Center through 1994, which were funded by unaffiliated venture partners pursuant to the terms of the joint venture agreements. In addition, the Partnership is receiving cash distributions from operations of the Dunwoody Crossing Apartments and NewPark Mall.

     In January 1992, the prior parent organization of Macy's at NewPark Mall and Bullock's and Bullock's Mens at Palm Desert Town Center had filed for protection under Chapter 11 of the United States Bankruptcy Code. In December 1994, Macy's, Bullock's and Bullock's Mens were acquired by Federated Department Stores and were removed from protection under Chapter 11 of the United States Bankruptcy Code and the stores continue to operate at the centers. The Partnership received through December 1994 preferred returns of annual cash flow with respect to the Palm Desert Town Center investment property through the obligations of its unaffiliated joint venture partner. Since the preferred return period has expired as discussed above, the Partnership's share of cash flow will be subject to the operations of the property and may be lower than the return received in previous years.

     On November 2, 1993, the Partnership through JMB/Warner Center Associates ("JMB/Warner") sold the Blue Cross Building to an unaffiliated buyer for a sale price of $76,909,292 of which the Partnership's share was $57,061,733. The sales price consisted of $23,300,000 (before costs of sale) paid in cash at closing and the assumption by the purchaser of the existing mortgage note having an unpaid amount of $53,609,292. Reference is made to Note 7(b). In February 1994, the Partnership made cash distributions to the Limited Partners that included $100 per Interest from proceeds received in connection with the sale of the Blue Cross Building.

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

     The General Partners had deferred through December 31, 1992, their receipt of partnership management fees and distributions of net cash generated from operations. The cumulative amount of such deferrals at June 30, 1994 was $2,372,056. Such amount did not bear interest and was paid in full in July 1994. Beginning in 1993, the General Partners are receiving partnership management fees and distributions of net cash generated from operations. Reference is made to Note 9.

     Due to the factors discussed above and the general lack of buyers of real estate today, it is likely that the Partnership may hold some of its investment properties longer than originally anticipated in order to maximize the recovery of its investments and any potential for returns thereon. Also, in light of the current severely depressed real estate markets, it currently appears that the Partnership's goal of capital appreciation will not be achieved. Although the Partnership expects to distribute from sale proceeds some additional portion of the Limited Partners' original capital, without a dramatic improvement in market conditions, the Limited Partners will receive significantly less than their original investment.

RESULTS OF OPERATIONS

     At December 31, 1992, the Partnership owned an interest in seven operating investment properties. During 1993, the Partnership sold its interests in the Blue Cross Building and the Owings Mills Shopping Center (reference is made to Notes 7(a) and (b)). During 1994, the Partnership assigned its interest in the 125 Broad Street Building (reference is made to Note 7(c)). Reference is made to Notes 2 and 3 for a description of agreements which the Partnership, either directly or through joint venture partnerships, has entered into with sellers or affiliates of sellers of the Partnership's properties for the operation and management of such properties.

     The increase in cash and cash equivalents and corresponding decrease in short-term investments at December 31, 1994 as compared to December 31, 1993 is primarily due to the majority of the Partnership's investments in U.S. Government obligations being classified as cash equivalents at December 31, 1994 as compared to December 31, 1993. (Reference is made to
Note 1.) The decrease in the aggregate amount of cash and cash equivalents and short-term investments and interest, rents and other receivables at December 31, 1994 as compared to December 31, 1993 is primarily due to the distribution of $14,034,783 in February 1994 relating to the sale of the Blue Cross Building as discussed above.

     The change in the asset, investment in unconsolidated ventures as of December 31, 1994 as compared to December 31, 1993 is primarily due to distributions from the Dunwoody Crossing Apartments in 1994.

     The changes in the Partnership's liability investments in unconsolidated ventures at December 31, 1994 as compared to December 31, 1993 and the gain on sale or disposition of Partnership's investment in unconsolidated venture for the year ending December 31, 1994 is due to the assignment of the Partnership's interest in the 125 Broad Street Building as discussed above. The increase in Partnership's share of loss from operations of unconsolidated ventures for the year ended December 31, 1994 as compared to the year ended December 31, 1993 and the decrease in the Partnership's share of loss from operations of unconsolidated ventures and gain on sale of Partnership's investment in unconsolidated venture for the year ended December 31, 1993 as compared to the year ended December 31, 1992 is primarily due to the sale of the Partnership's interest in Owings Mills and a decrease in the share of loss attributable to 125 Broad as a result of the Salomon Brothers lease termination payment in 1993 as discussed above. Reference is also made to Notes 3(b), 7(a) and (c).

     The increase in accrued rents receivable and ground rent payable at December 31, 1994 as compared to December 31, 1993 is due to rental income accrued on a straight-line basis for certain tenants at Palm Desert Town Center. Reference is made to Notes 1 and 8(b).

     The increase in accounts payable at December 31, 1994 as compared to December 31, 1993 is primarily due to the timing of payment of operating expenses at Palm Desert Town Center.

     The decrease in unearned rents at December 31, 1994 as compared to December 31, 1993 is primarily due to the timing of receipt of rental income at Palm Desert Town Center.

     The decrease in amounts due to affiliates at December 31, 1994 as compared to December 31, 1993 is primarily due to the payment in full of deferred management fees to the Corporate General Partner in July 1994. Reference is made to Note 9.

     The decrease in venture partners subordinated equity in ventures at December 31, 1994 as compared to December 31, 1993 is primarily due to the distribution of remaining sales proceeds, from the Blue Cross Building in 1994.

     The decrease in rental income, mortgage and other interest and depreciation for the year ended December 31, 1994 as compared to the year ended December 31, 1993 and for December 31, 1993 as compared to December 31, 1992 is primarily due to the sale of the Blue Cross Building in November 1993.

     The decreases in interest income for the year ended December 31, 1993 as compared to the year ended December 31, 1992 is primarily due to the Partnership earning lower interest rates on its interest bearing U.S. Government obligations.

     The decrease in management fees to the Corporate General Partner for the year ended December 31, 1994 as compared to the years ended December 31, 1993 and 1992 is due to a decrease in the distribution paid to the partners, a portion of which is in the form of a management fee to the Corporate General Partner.

     The increase in venture partner's share of ventures' operations for the years ended December 31, 1994 and 1993 as compared to the year ended December 31, 1992 is primarily due to a change in the allocation in 1994 and 1993 of operating losses to the venture partner to JMB/PDTC Associates in accordance with the venture agreement.

     The loss on sale of investment property for the year ended December 31, 1993 is due to the sale of the Blue Cross Building in November 1994 as discussed above.
INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     To the extent that inflation in future periods does have an adverse impact on property operating expenses, the effect will generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, the effect on operating earnings generally will depend upon whether the properties are substantially occupied. In addition, substantially all of the leases at the Partner-ship's shopping center investments contain provisions which entitle the property owner to participate in gross receipts of tenants above fixed minimum amounts.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

                                INDEX

Independent Auditors' Report
Consolidated Balance Sheets, December 31, 1994 and 1993
Consolidated Statements of Operations, Years ended December 31, 1994, 1993 and 1992
Consolidated Statements of Partners' Capital Accounts (Deficits),
  Years ended December 31, 1994, 1993 and 1992
Consolidated Statements of Cash Flows, Years ended December 31, 1994, 1993 and 1992
Notes to Consolidated Financial Statements

                                              SCHEDULE
                                              --------

Consolidated Real Estate and Accumulated
  Depreciation . . . . . . . . . . . . . . .      III


Schedules not filed:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.




            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                   CERTAIN UNCONSOLIDATED VENTURES

                                INDEX

Independent Auditors' Report
Combined Balance Sheets, December 31, 1994 and 1993
Combined Statements of Operations, Years ended December 31, 1994, 1993 and 1992
Combined Statements of Partners' Capital Accounts (Deficits),
  Years ended December 31, 1994, 1993 and 1992
Combined Statements of Cash Flows, Years ended December 31, 1994, 1993 and 1992
Notes to Combined Financial Statements

                                              SCHEDULE
                                              --------

Combined Real Estate and
  Accumulated Depreciation . . . . . . . . .      III


Schedules not filed:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the combined financial statements or related notes.









                    INDEPENDENT AUDITORS' REPORT


The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI:

     We have audited the consolidated financial statements of Carlyle Real Estate Limited Partnership - XVI (a limited partnership) and Consolidated Ventures as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - XVI and Consolidated Ventures at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.









                                KPMG PEAT MARWICK LLP




Chicago, Illinois
March 27, 1995

                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                                       CONSOLIDATED BALANCE SHEETS

                                       DECEMBER 31, 1994 AND 1993

                                                 ASSETS
                                                 ------
                                                                         1994             1993
                                                                     ------------     -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . .   $ 14,266,786         286,137
  Short-term investments (note 1). . . . . . . . . . . . . . . . .        783,716      32,618,483
  Interest, rents and other receivables, net of allowances
    for doubtful accounts of approximately $585,000 and
    $880,000 at December 31, 1994 and 1993, respectively . . . . .        594,170       1,010,293
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .        156,909         202,526
                                                                     ------------    ------------

          Total current assets . . . . . . . . . . . . . . . . . .     15,801,581      34,117,439
                                                                     ------------    ------------

Investment properties, at cost (notes 2, 3 and 7(b)) - Schedule III:
  Buildings and improvements . . . . . . . . . . . . . . . . . . .     60,061,137      60,060,557
  Less accumulated depreciation. . . . . . . . . . . . . . . . . .     12,018,826      10,011,970
                                                                     ------------    ------------
          Total investment properties,
            net of accumulated depreciation. . . . . . . . . . . .     48,042,311      50,048,587

Investment in unconsolidated ventures, at equity
  (notes 1, 3 and 10). . . . . . . . . . . . . . . . . . . . . . .      3,318,589       3,850,428
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .        434,303         335,676
Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . .        247,850         292,124
Accrued rents receivable (note 1). . . . . . . . . . . . . . . . .      1,779,451       1,185,497
                                                                     ------------    ------------

                                                                     $ 69,624,085      89,829,751
                                                                     ============    ============

                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                                 CONSOLIDATED BALANCE SHEETS - CONTINUED
                                       DECEMBER 31, 1994 AND 1993

                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                          -----------------------------------------------------

                                                                         1994             1993
                                                                     ------------     -----------
Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . . . . . .   $    319,509         283,548
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .        391,070         309,062
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . .        464,383         444,215
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . .         21,119         200,757
  Amounts due to affiliates (note 9) . . . . . . . . . . . . . . .         65,984       1,565,981
                                                                     ------------    ------------
          Total current liabilities. . . . . . . . . . . . . . . .      1,262,065       2,803,563
Tenant security deposits . . . . . . . . . . . . . . . . . . . . .         78,406          79,176
Ground rent payable (note 8(b)). . . . . . . . . . . . . . . . . .        889,727         592,748
Investment in unconsolidated ventures, at equity
  (notes 1, 3 and 10). . . . . . . . . . . . . . . . . . . . . . .      5,669,281      17,120,620
Long-term debt, less current portion (note 4). . . . . . . . . . .     41,845,394      42,164,903
                                                                     ------------    ------------
Commitments and contingencies (notes 3, 4, 8 and 9)
          Total liabilities. . . . . . . . . . . . . . . . . . . .     49,744,873      62,761,010
Venture partners' subordinated equity in ventures. . . . . . . . .      4,676,235       5,824,791
Partners' capital accounts (deficits) (note 5):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . .         20,000          20,000
      Cumulative net losses. . . . . . . . . . . . . . . . . . . .     (3,129,431)     (2,979,118)
      Cash distributions (note 9). . . . . . . . . . . . . . . . .     (1,300,486)       (175,636)
                                                                     ------------    ------------
                                                                       (4,409,917)     (3,134,754)
                                                                     ------------    ------------
  Limited partners:
      Capital contributions, net of offering costs . . . . . . . .    120,541,353     120,541,353
      Cumulative net losses. . . . . . . . . . . . . . . . . . . .    (58,238,035)    (69,752,546)
      Cash distributions . . . . . . . . . . . . . . . . . . . . .    (42,690,424)    (26,410,103)
                                                                     ------------    ------------
                                                                       19,612,894      24,378,704
                                                                     ------------    ------------
          Total partners' capital accounts . . . . . . . . . . . .     15,202,977      21,243,950
                                                                     ------------    ------------
                                                                     $ 69,624,085      89,829,751
                                                                     ============    ============

                      See accompanying notes to consolidated financial statements.

                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                              YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                        1994            1993            1992
                                                    ------------    ------------    ------------
Income:
  Rental income. . . . . . . . . . . . . . . . .     $10,747,381      18,045,896      19,745,429
  Interest income. . . . . . . . . . . . . . . .         765,177         776,432       1,008,059
                                                     -----------     -----------     -----------
                                                      11,512,558      18,822,328      20,753,488
                                                     -----------     -----------     -----------
Expenses:
  Mortgage and other interest. . . . . . . . . .       5,101,979       9,469,227      10,931,595
  Depreciation . . . . . . . . . . . . . . . . .       2,006,856       4,021,646       5,080,004
  Property operating expenses. . . . . . . . . .       4,913,419       4,873,173       4,819,900
  Professional services. . . . . . . . . . . . .         281,667         291,195         314,656
  Amortization of deferred expenses. . . . . . .         122,800         105,969         121,810
  Management fees to corporate general
    partner (note 9) . . . . . . . . . . . . . .         155,942         331,376         331,376
  General and administrative . . . . . . . . . .         266,900         277,143         361,705
                                                     -----------     -----------     -----------
                                                      12,849,563      19,369,729      21,961,046
                                                     -----------     -----------     -----------
       Operating loss. . . . . . . . . . . . . .      (1,337,005)       (547,401)     (1,207,558)
Partnership's share of loss from operations
  of unconsolidated ventures (notes 3 and 10). .      (8,305,706)     (4,852,148)    (14,384,114)
Venture partners' share of ventures' operations
    (note 3) . . . . . . . . . . . . . . . . . .         844,213       1,228,201          37,306
                                                     -----------     -----------     -----------
       Net operating loss. . . . . . . . . . . .      (8,798,498)     (4,171,348)    (15,554,366)
Gain on sale or disposition of Partnership's
  investment in unconsolidated venture
  (note 7(a) and (c)). . . . . . . . . . . . . .      20,162,696       2,627,427           --
Loss on sale of investment property,
  net of venture partner's share of gain of
  $261,656 (note 7(b)) . . . . . . . . . . . . .           --           (299,039)          --
                                                     -----------     -----------     -----------
       Net income (loss) . . . . . . . . . . . .     $11,364,198      (1,842,960)    (15,554,366)
                                                     ===========     ===========     ===========

                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                            CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                        1994            1993            1992
                                                    ------------    ------------    ------------

       Net loss per limited partnership interest
        (note 1):
         Net loss. . . . . . . . . . . . . . . .     $    (60.18)         (28.53)        (106.39)
         Gain on sale or disposition of
           Partnership's investment in
           unconsolidated venture. . . . . . . .          142.23           18.53           --
         Loss on sale of investment property . .           --              (2.10)          --
                                                     -----------     -----------     -----------
               Net earnings (loss) . . . . . . .     $     82.05          (12.10)        (106.39)
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

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                      CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                         GENERAL PARTNERS                                        LIMITED PARTNERS
            ------------------------------------------------   ------------------------------------------------------
                                                          CONTRIBU-
                                                          TIONS, NET
                                                         OF OFFERING
                                                          COSTS AND       NET
          CONTRI-                 CASH                     PURCHASE     INCOME       CASH
          BUTIONS   NET LOSS  DISTRIBUTIONS      TOTAL    DISCOUNTS     (LOSS)   DISTRIBUTIONS    TOTAL
         --------  ---------- -------------    --------  -----------  ---------- ------------------------
Balance
 (deficit)
 Decem-
 ber 31,
 1991. . . .$20,000(2,213,373)     (26,517)  (2,219,890)120,541,353  (53,120,965) (16,866,444) 50,553,944
Net loss . .--       (622,175)       --        (622,175)      --     (14,932,191)       --    (14,932,191)
Cash distri-
 butions
 ($34.00 per
 limited
 partnership
 interest
 (note 1)) .--          --           --          --           --          --       (4,771,829) (4,771,829)
          -------  ----------      -------   ----------  ----------- -----------  -----------  ----------
Balance
 (deficit)
 Decem-
 ber 31,
 1992. . . . 20,000(2,835,548)     (26,517)  (2,842,065)120,541,353  (68,053,156) (21,638,273) 30,849,924
Net loss . .--       (143,570)       --        (143,570)      --      (1,699,390)       --     (1,699,390)
Cash distri-
 butions
 ($34.00 per
 limited
 partnership
 interest
 (note 1)) .--          --        (149,119)    (149,119)      --           --      (4,771,830) (4,771,830)
          -------  ----------      -------   ---------- -----------  -----------  -----------  ----------
                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                         GENERAL PARTNERS                                        LIMITED PARTNERS
            ------------------------------------------------   ------------------------------------------------------
                                                          CONTRIBU-
                                                          TIONS, NET
                                                         OF OFFERING
                                                          COSTS AND       NET
          CONTRI-                 CASH                     PURCHASE     INCOME       CASH
          BUTIONS   NET LOSS  DISTRIBUTIONS      TOTAL    DISCOUNTS     (LOSS)   DISTRIBUTIONS    TOTAL
         --------  ---------- -------------    --------  -----------  ---------- ------------- -----------

Balance
 (deficit)
 Decem-
 ber 31,
 1993. . . .20,000 (2,979,118)    (175,636)  (3,134,754)120,541,353  (69,752,546) (26,410,103) 24,378,704

Net income
 (loss). . . --      (150,313)        --       (150,313)      --      11,514,511        --     11,514,511
Cash distri-
 butions
 ($116.00 per
 limited
 partnership
 interest
 (note 1)) . --         --      (1,124,850)  (1,124,850)      --           --     (16,280,321)(16,280,321)
          -------  ----------   ----------   ---------- -----------  -----------  -----------  ----------
Balance
 (deficit)
 Decem-
 ber 31,
 1994. . . .$20,000(3,129,431)  (1,300,486)  (4,409,917)120,541,353  (58,238,035) (42,690,424) 19,612,894
          =======  ==========   ==========   ========== ===========  ===========  ===========  ==========








                        See accompanying notes to consolidated financial statements.

                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                              YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                                         1994           1993            1992
                                                     ------------    -----------     -----------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . . . . . . .    $11,364,198     (1,842,960)    (15,554,366)
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . .      2,006,856      4,021,646       5,080,004
    Amortization of deferred expenses. . . . . . .        122,800        105,969         121,810
    Partnership's share of loss from operations
      of unconsolidated ventures . . . . . . . . .      8,305,706      4,852,148      14,384,114
    Venture partners' share of ventures'
      operations and gain on sale. . . . . . . . .       (844,213)      (966,545)        (37,306)
    Loss on sale of investment property. . . . . .          --            37,383           --
    Gain on sale or disposition of Partner-
      ship's investment in unconsolidated
      venture. . . . . . . . . . . . . . . . . . .    (20,162,696)    (2,627,427)          --
Changes in:
  Interest, rents and other receivables. . . . . .        416,123        (60,188)       (637,366)
  Prepaid expenses . . . . . . . . . . . . . . . .         45,617        (26,009)         36,101
  Notes receivable . . . . . . . . . . . . . . . .         44,274        120,897          98,066
  Accrued rents receivable . . . . . . . . . . . .       (593,954)      (231,937)       (121,768)
  Accounts payable . . . . . . . . . . . . . . . .         82,008        (99,046)         93,959
  Accrued interest . . . . . . . . . . . . . . . .         20,168       (522,672)       (347,802)
  Amounts due to affiliates. . . . . . . . . . . .     (1,499,997)        72,178         335,101
  Unearned rents . . . . . . . . . . . . . . . . .       (179,638)         6,170        (121,534)
  Tenant security deposits . . . . . . . . . . . .           (770)        (9,644)        (29,457)
  Ground rent payable. . . . . . . . . . . . . . .        296,979        115,968          60,884
                                                      -----------    -----------      ----------
          Net cash provided by
            (used in) operating
            activities . . . . . . . . . . . . . .       (576,539)     2,945,931       3,360,440
                                                      -----------    -----------      ----------
                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                         1994           1993            1992
                                                     ------------    -----------     -----------
Cash flows from investing activities:
  Cash proceeds from sale of investment
    property, net of selling expenses
    (note 7(b)). . . . . . . . . . . . . . . . . .          --        22,424,531           --
  Net sales and maturities (purchase) of
    short-term investments . . . . . . . . . . . .     31,834,767    (16,317,252)      1,066,913
  Additions to investment properties . . . . . . .           (580)      (263,742)       (499,896)
  Payment of deferred expenses . . . . . . . . . .       (221,427)      (158,786)        (57,679)
  Partnership's distributions from
    unconsolidated ventures. . . . . . . . . . . .      1,187,740      1,097,566         835,644
  Partnership's contributions to
    unconsolidated ventures. . . . . . . . . . . .       (250,250)       (30,990)       (110,515)
                                                      -----------    -----------      ----------
          Net cash provided by
            investing activities . . . . . . . . .     32,550,250      6,751,327       1,234,467
                                                      -----------    -----------      ----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . .       (283,548)    (5,480,508)     (3,676,276)
  Venture partners' distributions from venture . .     (1,176,151)    (5,652,116)     (1,097,019)
  Venture partners' contributions to venture . . .        871,808      6,056,277       4,744,958
  Distributions to limited partners. . . . . . . .    (16,280,321)    (4,771,830)     (4,771,829)
  Distributions to general partners. . . . . . . .     (1,124,850)      (149,119)          --
                                                      -----------    -----------      ----------
          Net cash used in financing activities. .    (17,993,062)    (9,997,296)     (4,800,166)
                                                      -----------    -----------      ----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . . . . .     13,980,649      (300,038)        (205,259)
          Cash and cash equivalents,
            beginning of the year. . . . . . . . .        286,137        586,175         791,434
                                                      -----------    -----------      ----------
          Cash and cash equivalents,
            end of the year. . . . . . . . . . . .    $14,266,786        286,137         586,175
                                                      ===========    ===========      ==========
                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                         1994           1993            1992
                                                     ------------    -----------     -----------
Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other interest. . . .    $ 5,081,811      9,991,899      11,279,397
                                                      ===========    ===========      ==========

  Non-cash investing and financing activities:
    Total sales price of investment property,
      net of selling expenses. . . . . . . . . . .    $     --        76,033,823           --
    Mortgage loan payable assumed by buyer . . . .          --       (53,609,292)          --
                                                      -----------    -----------      ----------
          Cash proceeds from sale of
            investment property,
            net of selling expenses. . . . . . . .    $     --        22,424,531           --
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

                  DECEMBER 31, 1994, 1993 AND 1992


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

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interests (notes 3 and 10) in JMB/Owings Mills Associates ("JMB/Owings"); 260 Franklin Street Associates ("260 Franklin"); Villages Northeast Associates ("Villages Northeast"); JMB/NewPark Associates ("JMB/NewPark"); and its indirect ownership of JMB/125 Broad Building Associates ("JMB/125"). The Partnership through JMB/Owings, sold its interest in Owings Mills Mall in June 1993. In November 1994, the Partnership through its indirect ownership of JMB/125 assigned its interest in 125 Broad Street Building.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such adjustments are not recorded on the records of the Partnership. The effect of these items for the years ended December 31, 1994 and 1993 is summarized as follows:

                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




                                                 1994                            1993
                                  --------------------------------------------------------------
                                     GAAP BASIS       TAX BASIS      GAAP BASIS       TAX BASIS
                                    ------------     -----------    ------------     -----------
Total assets . . . . . . . . . . .   $69,624,085      83,120,637      89,829,751      89,977,915

Partners' capital accounts
  (deficits):
    General partners . . . . . . .    (4,409,917)     (2,701,818)     (3,134,754)     (4,260,046)
    Limited partners . . . . . . .    19,612,894      37,383,376      24,378,704      44,254,461

Net earnings (loss):
    General partners . . . . . . .      (150,313)      2,683,078        (143,570)        183,474
    Limited partners . . . . . . .    11,514,511       9,409,237      (1,699,390)      9,702,136

Net earnings (loss) per
  limited partnership
  interest . . . . . . . . . . . .         82.05           67.04          (12.10)          69.13
                                     ===========      ==========     ===========     ===========


            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The net loss per limited Partnership interest is based upon the number of limited partnership interests outstanding at the end of the period. Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($14,137,500 and none at December 31, 1994 and 1993, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred expenses are comprised of loan fees which are amortized over the term of the related loan and lease commissions which are amortized over the terms of the related leases using the straight-line method.

     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives. Provisions for value impairment are recorded with respect to the investment properties whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carrying value.

     Although certain leases of the Partnership provide for tenant occupancy during periods for which no rent is due and/or increases in minimum lease payments over the term of the lease, the Partnership accrues prorated rental income for the full period of occupancy on a straight-line basis.

     Certain amounts in the 1993 and 1992 consolidated financial statements have been reclassified to conform to the 1994 presentation.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.


(2)  INVESTMENT PROPERTIES

     The Partnership has acquired, through joint ventures, interests in three contiguous apartment complexes, three office buildings and three shopping centers. During 1993, the Partnership, through JMB /Warner, sold its interest in the Blue Cross Building and, through JMB/Owings, its interest in Owings Mills Mall (notes 7(a) and (b)). During 1994, the Partnership, through its indirect ownership of JMB/125 assigned its interest in the 125 Broad Street Building (note 7(c)). All of the properties owned at December 31, 1994 were in operation. The cost of the investment properties represents the total cost to the Partnership or its ventures plus miscellaneous acquisition costs.

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


(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at December 31, 1994 is party to five joint venture agreements (JMB/Owings, JMB/125, 260 Franklin, Villages Northeast and JMB/NewPark) with Carlyle Real Estate Limited Partnership - XV ("Carlyle-XV") (and for JMB/125, Carlyle Advisors, Inc.), and two (JMB/Warner and Palm Desert) with Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), all sponsored by the General Partners or their affiliates. The terms of these affiliated partnerships provide, in general, that the benefits and obligations of ownership, including tax effects, net cash receipts and net sale and refinancing proceeds and capital contribution obligations, are allocated or distributed, as the case may be, between the Partnership and the affiliated partner in proportion to their respective capital contributions to the affiliated venture. Pursuant to such agreements, the Partnership made capital contributions aggregating $137,805,218 through December 31, 1994.

     Certain of these affiliated partnerships have entered into joint venture agreements with unaffiliated joint venture partners. In general, the unaffiliated joint venture partners, who are either the sellers (or their affiliates) of the property investments acquired or parties which have contributed an interest in the property developed, or were subsequently admitted to the ventures, make no cash contributions to the ventures, but their retention of an interest in the property, through the joint venture, is taken into account in determining the purchase price of the Partnership's interest, which is determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership has acquired, through the above ventures, three apartment complexes, three office buildings and three shopping centers. In 1993, the Partnership through JMB/Owings sold its interest in Owings Mills Mall and through JMB/Warner sold the Blue Cross Building (notes 7(a) and
(b)). In 1994, the Partnership through its indirect ownership of JMB/125 assigned its interest in the 125 Broad Street Building (note 7(c)).
Certain of the ventures' properties have been financed under various long-term debt arrangements as described in note 4 and in note 3 of Notes to Combined Financial Statements filed with this report.

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

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (b)  JMB/125

     In November 1994, the Partnership through its indirect ownership of JMB/125 assigned its interest in the 125 Broad Street Building (note 7(c)).

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

     JMB/125 is a joint venture between Carlyle-XVI Associates, L.P. (in which the Partnership holds a 99% limited partnership interest), Carlyle-XV Associates, L.P. and Carlyle Advisors, Inc. The terms of the JMB/125 venture agreement generally provide that JMB/125's share of 125 Broad's annual cash flow and sale or refinancing proceeds will be distributed or allocated to the Partnership in proportion to its (indirect) approximate 40% share of capital contributions to JMB/125. In April 1993, JMB/125, originally a general partnership, was converted to a limited partnership, and the Partnership's interest in JMB/125, which previously has been held directly, was converted to a limited partnership interest and was contributed to Carlyle-XVI Associates, L.P. in exchange for a limited partnership interest in Carlyle-XVI Associates, L.P. As a result of these transactions, the Partnership currently holds, indirectly through Carlyle-XVI Associates, L.P., an approximate 40% limited partnership interest in JMB/125. The general partner in each of JMB/125 and Carlyle-XVI Associates, L.P. is an affiliate of the Partnership. For financial reporting purposes, profits and losses of JMB/125 are generally allocated 40% to the Partnership.

     JMB/125 acquired an approximately 48.25% interest in 125 Broad for a purchase price of $16,000,000, subject to a first mortgage loan of $260,000,000 and a note payable to an affiliate of the joint venture partners in the amount of $17,410,516 originally due September 30, 1989.
In June 1987, the note payable was consolidated with the first mortgage loan forming a single consolidated note in the principal amount of $277,410,516. The consolidated note bore interest at a rate of 10-1/8% per annum payable in semi-annual interest only payments and was to mature on December 27, 1995. JMB/125 also contributed $14,055,500 to 125 Broad to be used for working capital purposes and to pay an affiliate of O&Y for its assumption of JMB/125's share of the obligations incurred by 125 Broad under the "takeover space" agreement described below. In addition, JMB/125 contributed $24,222,042, plus interest thereon of approximately $1,089,992, on June 30, 1986 for working capital purposes. Thus, JMB/125's original cash investment (exclusive of acquisition costs) was $55,367,534, of which the Partnership's share was approximately $22,147,000.

     The land underlying the office building was subject to a ground lease which has a term through June 2067 and provided for annual rental payments of $1,075,000. The terms of the ground lease granted 125 Broad a right of first refusal to acquire the fee interest in the land in the event of any proposed sale of the land during the term of the lease and an option to purchase the fee interest in the land for $15,000,000 at 10-year intervals.

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The partnership agreement of 125 Broad, as amended, provided that the O&Y partners are obligated to make advances to pay operating deficits incurred by 125 Broad from the earlier of 1991 or the achievement of a 95% occupancy rate of the office building through 1995. In addition, from closing through 1995, the O&Y partners were required to make capital contributions to 125 Broad for the cost of tenant improvements and leasing expenses up to certain specified amounts and to make advances to 125 Broad to the extent such costs exceed such specified amounts and such costs are not paid for by the working capital provided by JMB/125 or the cash flow of 125 Broad. The amount of all costs for such tenant improvements and leasing expenses over the specified amounts and the advances for operating deficits from the earlier of the achievement of a 95% occupancy rate of the office building or 1991 were treated by 125 Broad as non-recourse loans bearing interest, payable monthly, at the floating prime rate of an institutional lender. Due to a major tenant vacating in 1991 and the O&Y affiliates' default under the "takeover space" agreement, the property operated at a deficit in 1994 and was expected to operate at a deficit for the next several years. Such deficits were required to be funded by additional loans from the O&Y partners, although as discussed below the O&Y partners have been in default of such funding obligation since June 1992. The outstanding principal balance and any accrued and unpaid interest on such loans were to be payable from 125 Broad's annual cash flow or net sale or refinancing proceeds, as described below. Any unpaid principal of such loans and any accrued and unpaid interest thereon were to be due and payable on December 31, 2000. JMB/125 and the O&Y partners were obligated to make capital contributions, in proportion to their respective interests in 125 Broad, in amounts sufficient to enable 125 Broad to pay any excess expenditures not covered by the capital contributions or advances of the O&Y partners described above.

     The 125 Broad partnership agreement also provided that beginning in 1991, annual cash flow, if any, was distributable first to JMB/125 and to the O&Y partners in certain proportions up to certain specified amounts. Next, the O&Y partners were entitled to repayment of principal and any accrued but unpaid interest on the loans for certain tenant improvements, leasing expenses and operating deficits described above, and remaining annual cash flow, if any, was distributable approximately 48.25% to JMB/125 and approximately 51.75% to the O&Y partners. In general, operating profits or losses were allocable approximately 48.25% to JMB/125 and approximately 51.75% to the O&Y partners, except for certain specified items of profits or losses which were allocable to JMB/125 or the O&Y partners.

     The 125 Broad partnership agreement further provided that, in general, upon sale or refinancing of the property, net sale or refinancing proceeds (after repayment of the outstanding principal balance and any accrued and unpaid interest on any loans from the O&Y partners described above) were distributable approximately 48.25% to JMB/125 and approximately 51.75% to the O&Y partners.

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     As a result of the assignment by JMB/125 of its interest in 125 Broad to an affiliate of the O&Y partners and the release of JMB/125 of claims related to 125 Broad, JMB/125 was relieved of any obligation to contribute any additional amounts to 125 Broad, including any amount of its deficit capital account to 125 Broad. Reference is made to note 7(c).

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

     Due to the O&Y partners' previous failure to advance necessary funds to 125 Broad as required under the joint venture agreement, 125 Broad in June 1992 defaulted on its mortgage loan by failing to pay approximately $4,722,000 of the semi-annual interest payment due on the loan. As a result of this default, the loan agreement provided for a default interest rate of 13-1/8% per annum on the unpaid principal amount. In addition, during 1992 affiliates of O&Y defaulted on a "takeover space" agreement with Johnson & Higgins, Inc. ("J&H"), one of the major tenants at the 125 Broad Street Building, whereby such affiliates of O&Y agreed to assume certain lease obligations of J&H at another office building in consideration of J&H's leasing space in the 125 Broad Street Building. As a result of this default, J&H offset rent payable to 125 Broad for its lease at the 125 Broad Street Building in the amount of approximately $43,500,000 through the date of its assignment, and it was expected that J&H would continue to offset amounts due under its lease corresponding to amounts by which the affiliates of O&Y were in default under the "takeover space" agreement. As a result of the O&Y affiliates' default under the "takeover space" agreement and the continuing defaults of the O&Y partners to advance funds to cover operating deficits, as of the date of assignment, the arrearage under the mortgage loan had increased to approximately $69,447,000. As discussed above, approximately $26,700,000 was remitted to the lender in October 1993 in connection with the early termination of the Salomon Brothers lease, and was applied towards mortgage principal for financial reporting purposes. Due to their obligations relating to the "takeover space" agreement, the affiliates of O&Y were obligated for the payment of the rent receivable associated with the J&H lease at the 125 Broad Street Building. Based on the continuing defaults of the O&Y partners, 125 Broad provided loss reserves for the entire rent offset by J&H, $14,900,000, $19,300,000 and $9,300,000 in 1994, 1993 and 1992,
respectively, and also reserved approximately $32,600,000 in 1992 of accrued rents receivable relating to such J&H lease, since the ultimate collectability of such amounts depends upon the O&Y partners' and the O&Y affiliates' performance of their obligations. The Partnership's share of such losses was approximately $2,875,000, $3,725,000 and $8,106,000 for the years ended December 31, 1994, 1993 and 1992, respectively, and is included in the Partnership's share of loss from operations of unconsolidated venture.

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The office building was being managed pursuant to a long-term agreement with an affiliate of the O&Y partners. Under the terms of the management agreement, the manager is obligated to manage the office building, collect all receipts from operations and to the extent available from such receipts pay all expenses of the office building. The manager was entitled to receive a management fee equal to 1% of gross receipts of the property.

     (c)  JMB/Owings

     On June 30, 1993, JMB/Owings sold its interest in Owings Mills Shopping Center (note 7(a)).

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

     An affiliate of the General Partner managed the property until December 1994 for a fee computed at 3% of the property's gross receipts. Beginning January 1, 1992, 260 Franklin Street is escrowing the payment of property management fees and leasing commissions to the affiliate pursuant to the terms of the debt modification described below. The property is currently managed by the purchaser of the affiliates assets on the same terms. Reference is made to Note 6.

     The office market in the Financial District of downtown Boston remains competitive due to new office building developments and layoffs, cutbacks and consolidations by many of the financial service companies which, along with related businesses, dominate this sub-market. Due to the competitive nature of the Boston office market, various rental concessions and lower effective rates have been required to facilitate leasing at the property. This resulted in uncertainty as to 260 Franklin's ability to recover the net carrying value of the investment property through future operations and sales. As a matter of prudent accounting practice, a provision for value impairment of such investment property of $17,120,734 was recorded as of December 31, 1990. The Partnership's share of such provision was $5,136,220. Such provision was recorded to reduce the net book value of the investment property to the then outstanding balance of the related non-recourse financing. The property is currently expected to operate at a deficit for 1995 and for several years thereafter. In 1995, the leases of tenants occupying approximately 107,000 square feet (approximately 31% of the property) at the 260 Franklin Street Building expire. It is anticipated that there will be significant cost related to re-leasing this space. In addition, the long-term mortgage loan matures January 1, 1996. The Partnership will attempt to refinance this loan when it matures, but there can be no assurance the Partnership will be able to obtain such financing. If the Partnership is unable to refinance or extend the mortgage loan, the Partnership may decide not to commit any significant additional funds. This may result in the Partnership no longer having an ownership interest in the property. This would result in the Partnership recognizing a gain for financial reporting purposes.

     260 Franklin reached an agreement with the lender to modify the terms of the long-term mortgage note secured by the 260 Franklin Street Building in December 1991. The modified mortgage note currently provides for monthly payments of interest only based upon the then outstanding balance at a rate of 8% per annum. Upon the scheduled or accelerated maturity, or prepayment of the mortgage loan, 260 Franklin shall be obligated to pay an amount sufficient to provide the lender with an 11% per annum yield on the mortgage note from January 1, 1991 through the date of maturity (January 1,
1996) or prepayment. In addition, upon maturity or prepayment, 260 Franklin is obligated to pay to the lender a residual interest amount equal to 60% of the highest amount, if any, of (i) net sales proceeds, (ii) net refinancing proceeds, or (iii) net appraisal value, as defined. 260 Franklin is required to (i) escrow excess cash flow from operations, beginning in 1991, to cover future cash flow deficits, (ii) make an initial

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


contribution to the escrow account of $250,000, of which the Partnership's share was $75,000, and (iii) make annual escrow contributions, through January 1995, of $150,000, of which the Partnership's share is $45,000. The escrow account is to be used to cover the cost of capital and tenant improvements and lease inducements which are the primary components of the anticipated operating deficits noted above ($1,151,566 used as of December 31, 1994) as defined, with the balance, if any, (including interest) of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender as described above.

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

     As contemplated at the time of acquisition, in September 1987 an additional mortgage loan funded in the amount of $21,000,000, of which the Partnership's share was $6,300,000. The note was secured by the Dunwoody (Phase I and III) Apartments, bore interest at a rate of 9.75% and required monthly debt service payments consisting of interest only through April 1991 and monthly payments of $180,425 thereafter representing principal and interest until October 1, 1994, when the entire outstanding balance of principal of $20,692,324 and any unpaid interest was due. Thus, Villages Northeast's cash investment was approximately $15,398,000, of which the Partnership's share was approximately $4,619,000. Villages Northeast negotiated an extension of the mortgage loan until December 15, 1994 and then reached an agreement with the existing lender for a new loan, which requires monthly payments of principal and interest (8.65% per annum) of $171,737 beginning February 15, 1995 and continuing through November 15, 1997, when the remaining balance will be payable.

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

     Villages Northeast is entitled to a cumulative preferred return of annual net cash receipts (as defined) from the properties. Such preferential return relates to a negotiated rate of return on contributions made by Villages Northeast. Villages Northeast has received cash distributions from property operations through December 31, 1994. In addition, pursuant to the terms of the venture agreement, the unaffiliated

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


venture partner was obligated to fund the shortfall in the Villages Northeast's cumulative preferred cash return through September 30, 1990, all of which was received. After Villages Northeast receives its preferential return, the unaffiliated venture partner is entitled to a non-cumulative return on its interest in the venture; additional net cash receipts are shared in a ratio relating to the various ownership interests of Villages Northeast (90%) and its unaffiliated venture partner (10%). Villages Northeast also has preferred positions (related to Villages Northeast's investment in Post Associates) with respect to distribution of net sale or refinancing proceeds from Post Associates. Operating profits and losses, in general, are allocable 90% to Villages Northeast and 10% to the unaffiliated venture partner, except that certain expenses paid for out of Villages Northeast's cash payments are to be allocated solely to Villages Northeast and certain costs of operations paid for out of capital contributions, if any, of the unaffiliated venture partner are allocable solely to it.

     An affiliate of the unaffiliated venture partner entered into an agreement to manage the complexes through December 31, 2002 (subject to earlier termination by either party upon 60 days' prior written notice) for a fee equal to 5% of the gross revenues of the complexes. In August 1993, an affiliate of the General Partners assumed management of the property until December 1994 for a fee equal to 5% of the gross revenues of the complexes. The property is currently being managed by the purchaser of the affiliate's assets on the same terms. Reference is made to Note 6.

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

     On December 31, 1992, NewPark Associates refinanced the shopping center with an institutional lender. The new mortgage note payable in the principal amount of $50,620,219 is due on November 1, 1995. Monthly payments of interest only of $369,106 were due through November 30, 1993. Commencing on December 1, 1993 through October 30, 1995, principal and interest are due in monthly payments of $416,351 with a final balloon payment due November 1, 1995. Interest on the note payable accrues at 8.75% per annum. The joint venture has an option to extend the term of the mortgage note payable to November 1, 2000 upon payment of a $250,000 option fee and satisfaction of certain conditions (which the Partnership currently

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


expects to be able to satisfy if required) as specified in the mortgage note. The joint venture has commenced discussions with the existing lender regarding an extension of the loan, however, there can be no assurance that the joint venture will be able to obtain such an extension. A portion of the proceeds from the note payable was used to pay the outstanding balance, including accrued interest, under the previous mortgage note payable and the notes payable to the unaffiliated joint venture partner. NewPark Associates commenced a renovation of approximately $14 million at NewPark Mall in early 1993 and such renovation was completed later that year.

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

     (g)  JMB/Warner

     On November 2, 1993, the Partnership through JMB/Warner sold its interest in the Blue Cross Building (note 7(b)).

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

     The Partnership and Carlyle-XVII acquired their interests in Palm Desert, subject to a first mortgage loan with an outstanding principal balance of approximately $43,500,000 (note 4), for an initial aggregate contribution of approximately $17,400,000, all of which was paid in cash at closing, of which the Partnership's share was approximately $14,925,000. The Partnership and Carlyle-XVII's initial aggregate contribution was used to make the distribution to the joint venture partner as described below and to pay a portion of the closing costs. Except for amounts to be contributed to Palm Desert to pay certain closing costs, the joint venture partner was not required to make any capital contributions to Palm Desert at closing. However, in consideration of a distribution from Palm Desert at closing, the joint venture partner was obligated to make contributions to Palm Desert to pay the $13,752,746 purchase price obligation of Palm Desert to the seller of the shopping center, of which the final $4,826,906 was paid in January 1993. In addition, the joint venture partner was obligated to make contributions to Palm Desert through December 1994 to pay any operating deficits and to pay a portion of the returns to the Partnership and Carlyle-XVII as described below. Amounts required to pay the cost of tenant improvements and allowances (the "Tenant Improvement Costs") and other capital expenditures, as well as any operating deficits of Palm Desert after December 1994, are expected to be contributed to Palm Desert 25% by the joint venture partner and 75% by the Partnership and Carlyle-XVII in the aggregate.

     The terms of the Palm Desert agreement provide that the Partnership and Carlyle-XVII are entitled to receive out of net cash flow a current preferred return and a cumulative preferred return, each based on a negotiated rate of return on their respective initial capital contributions (other than those used to pay closing costs). Such current preferred return was received through December 31, 1994. The Partnership, Carlyle-XVII and the joint venture partner are entitled to a cumulative preferred return, based on a negotiated rate of return on their respective contributions to pay the Tenant Improvement Costs through December 1994 (the "Tenant Improvement Cost Contributions"). All cumulative preferred returns are distributable on an equal priority level; however, they are subordinate to the receipt by the Partnership and Carlyle-XVII of their respective current year preferred return. Any remaining annual cash flow will be distributable 75% to the Partnership and Carlyle-XVII and 25% to the joint venture partner until the Partnership and Carlyle-XVII have received an amount equal to their initial capital contributions (other than

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


those used to pay closing costs) plus a negotiated annual internal rate of return thereon and an amount equal to their Tenant Improvement Cost Contributions, and thereafter any remaining annual cash flow shall be distributable 50% to the Partnership and Carlyle-XVII and 50% to the joint venture partner.

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

     The land underlying the shopping center is owned by the lender under the first mortgage loan. Palm Desert leases the land by assignment of an existing ground lease which has a term through December 2038 and provides for minimum annual rental payments of $900,000, as well as for additional rental payments for each calendar year equal to 50% of the amount by which certain of the ground lessee's gross receipts from the shopping center exceed $6,738,256. Total ground rent expense for the years ended December 31, 1994, 1993 and 1992 was $1,347,204, $1,015,968 and $1,021,382,
respectively. The ground lease provides for two 10-year extensions at the option of the lessee. The ground lease does not provide for any option on the part of Palm Desert to purchase the land. Reference is also made to
Note 8(b).

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

For 1994 and 1993, in accordance with the Palm Desert partnership agreement, losses were allocated to the joint venture partner to the extent that it had cumulatively contributed capital to fund the Partnership's and Carlyle-XVII's preferred return less any losses previously allocated to the joint venture partner as discussed above. The remainder of the loss was allocated 75% to the Partnership and Carlyle-XVII and 25% to the joint venture partner. For 1992, profits and losses were allocated in accordance with the cash flow distributed.

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

(4)  LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1994 and 1993:

                                               1994         1993
                                           ------------ ------------
12% per annum mortgage note; secured by
  the Palm Desert Town Center; payable
  in monthly installments of principal
  and interest of $446,842 until paid
  in full in January 2019. . . . . . . .    $42,164,903   42,448,451
                                            -----------  -----------

        Total debt . . . . . . . . . . .     42,164,903   42,448,451
        Less current portion of
          long-term debt . . . . . . . .        319,509      283,548
                                            -----------  -----------

        Total long-term debt . . . . . .    $41,845,394   42,164,903
                                            ===========  ===========


     Five year maturities of long-term debt are summarized as follows:

                   1995. . . . . . . .    $319,509
                   1996. . . . . . . .     360,031
                   1997. . . . . . . .     405,692
                   1998. . . . . . . .     457,143
                   1999. . . . . . . .     515,121
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

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership or the General Partners' interests in the Partnership. "Net cash receipts" from operations of the Partnership will be allocated 90% to the Holders of Interests and 10% to the General Partners (of which 6.25% constitutes a management fee to the Corporate General Partner for services in managing the Partnership). However, for the five year period through the end of 1992, the General Partners deferred their allocation of "net cash receipts" to a stipulated return on capital for the Holders of Interests (note 9). The deferred amounts are payable out of any "net cash receipts" and "sales or refinancing proceeds" of the Partnership, without interest at such times as the General Partners may determine.

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


(6)  MANAGEMENT AGREEMENTS

     Certain of the Partnership's properties have been managed by an affiliate of the General Partners for fees computed as a percentage of certain rents received by the properties. In December 1994, the affiliated property manager sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets is acting as the property manager of Dunwoody Crossing Apartments (Phases I, II and III) and 260 Franklin Office Building after the sale on the same terms that existed prior to the sale.


(7)  SALE OF INVESTMENT PROPERTIES

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

     For financial reporting purposes, JMB/Owings recognized, on the date of sale, gain of $5,254,855, of which the Partnership's share is $2,627,427, attributable to JMB/Owings being relieved of its obligations under the OMLP's partnership agreement pursuant to the terms of the sale agreement. The Partnership has adopted the cost recovery method until such time as the purchaser's initial investment is sufficient in order to recognize additional gain under Statement of Financial Accounting Standards No. 66 ("SFAS #66"). At December 31, 1994, the total deferred gain of JMB/Owings including principal and interest payments of $1,858,572 received and distributed through December 31, 1994 is $10,305,310 of which the Partnership's share is $5,152,655. The Partnership expects to recognize a portion of the deferred gain in 1995 when it collects a sufficient amount of the purchaser's investment in accordance with SFAS #66.

     (b)  JMB/Warner

     On November 2, 1993, JMB/Warner sold the Blue Cross Building to an unaffiliated buyer for a sales price of $76,909,292 of which the Partnership's share was $57,061,733. The sales price consisted of $23,300,000 (before costs of sale) paid in cash at closing and the assumption by the purchaser of the existing mortgage note having an unpaid amount of $53,609,292. For financial reporting purposes, the Partnership allocated approximately $735,000 of prorations to the purchase price. The Partnership's share of net cash proceeds (before costs of sale and after consideration of the prorations) was approximately $17,833,000. In 1994, the Partnership distributed $1,078,168 to the affiliated venture partner, Carlyle-XVII. As a result of the sale, the Partnership recognized in 1993 a loss of $299,039 and a gain of $1,837,983 for financial reporting and Federal income tax purposes, respectively.

     (c)  JMB/125

     On November 15, 1994, effective as of October 31, 1994, JMB/125 and certain affiliates of O&Y reached an agreement to settle their disputes regarding 125 Broad and its property. Under the terms of the agreement, JMB/125 assigned its interest in 125 Broad to an affiliate of O&Y and released the O&Y partners from any claims related to 125 Broad. In return, JMB/125 received an unsecured promissory note in the principal amount of $5 million bearing simple interest at 4.5% per annum with all principal and accrued interest due at maturity in October 1999, subject to mandatory prepayments of principal and interest or acceleration of the maturity date

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


under certain circumstances. As of December 31, 1994, the note has been fully reserved for by JMB/125. In addition, JMB/125 received a release from any claims of certain O&Y affiliates and will generally be indemnified against any liability as a general partner of 125 Broad. JMB/125 was also relieved of any obligation to contribute cash to 125 Broad in the amount of its deficit capital account balance. Affiliates of O&Y subsequently filed a prearranged bankruptcy plan for reorganization of 125 Broad under Chapter 11 of the Bankruptcy Code in order to facilitate 125 Broad's transfer of the office building to the mortgage lender in satisfaction of the mortgage debt and other claims. In January 1995, the plans for reorganization was approved by the bankruptcy court, was consummated, and the bankruptcy case was concluded. As a result of the assignment of its interest, JMB/125 no longer has an ownership interest in the office building and recognized in 1994 gains of $53,412,105 and $49,616,240 for financial reporting and Federal income tax purposes, respectively. The Partnership's share of such gains is $20,162,696 and $17,786,455 for financial reporting and Federal income tax purposes, respectively.


(8)  LEASES

     (a)  As Property Lessor

     At December 31, 1994, the Partnership and its consolidated ventures' principal asset is a shopping center. The Partnership has determined that all leases are properly classified as operating leases; therefore rental income is reported when earned and the cost of the properties, excluding the cost of land, is depreciated over the estimated useful lives. Leases with tenants at Palm Desert Town Center range in term from one to twenty-five years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants generally provide for additional rent based upon percentages of tenants' sales volumes over certain specified amounts. A substantial portion of the ability of the retail tenants at Palm Desert Town Center to honor their leases is dependent upon the retail economic sector.

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit in excess of specific reimbursements, to be received in the future under the above operating commercial lease agreements are as follows:

              1995 . . . . . . . . . . . . . . . .   $ 7,838,734
              1996 . . . . . . . . . . . . . . . .     7,053,208
              1997 . . . . . . . . . . . . . . . .     6,759,832
              1998 . . . . . . . . . . . . . . . .     6,184,821
              1999 . . . . . . . . . . . . . . . .     5,199,109
              Thereafter . . . . . . . . . . . . .    22,386,073
                                                     -----------
                                                     $55,421,777
                                                     ===========

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

In addition to cash payments due, periodic ground rent expense also reflects an adjustment equal to 50% of the net change in accrued rents receivable. Total ground rent expense for the years ended December 31, 1994, 1993 and 1992 was $1,347,204, $1,015,968 and $1,021,382,
respectively. Actual cash payments for 1994, 1993 and 1992 were $1,050,000, $900,000, and $900,000, respectively.

     Future minimum rental commitments under the lease are as follows:

                1995 . . . . . . . . . . . $   900,000
                1996 . . . . . . . . . . .     900,000
                1997 . . . . . . . . . . .     900,000
                1998 . . . . . . . . . . .     900,000
                1999 . . . . . . . . . . .     900,000
                Thereafter . . . . . . . .  35,100,000
                                           -----------
                                           $39,600,000
                                           ===========

(9)  TRANSACTIONS WITH AFFILIATES

     The General Partners deferred their share of net cash flow of the Partnership due to them over a five-year period ended December 1992, to the receipt by the Holders of Interests of a 5% per annum cumulative non-compounded return on their Current Capital Accounts (as defined) for such five-year period. These deferred amounts consist of the Corporate General Partner's management fees and the General Partners' distributive share of net cash flow (see note 5). The cumulative combined amount of such deferred distributions and management fees aggregated $2,372,056 at December 31, 1993. In July 1994, the Partnership paid the cumulative combined amount of such deferred distributions and management fees to the General Partners. All amounts deferred did not bear interest and were paid in full.

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Fees, commissions and other expenses required to be paid by the Partnership (or its consolidated ventures) to the General Partners and their affiliates as of December 31, 1994 and for the years ended December 31, 1994, 1993 and 1992 are as follows:
                                                         UNPAID AT
                                                        DECEMBER 31,
                             1994      1993     1992       1994
                           --------  -------- --------  ------------

Insurance commissions. . . .$ 24,307   28,810   17,634       --
Reimbursement (at cost)
 for administrative and
 accounting services . . . .133,937    76,669   90,567     26,999
Reimbursement (at cost)
 for data processing . . . .   --       --         434       --
Reimbursement (at cost)
 for legal services. . . . .    906     6,775    5,106       --
Management fees to
 Corporate General Partner .155,942   331,376  331,376     38,985
Reimbursement (at cost)
 for out-of-pocket expenses.  4,050    29,407   14,421       --
                           --------  -------- --------    -------
                           $319,142   473,037  459,538     65,984
                           ========  ======== ========    =======


     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries (and salary related expenses) and direct expenses of officers and employees of the Corporate General Partner and its affiliates while directly engaged in the administration of the Partnership.


(10)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary combined financial information for JMB/125 (through the effective date of assignment - October 31, 1994), JMB/Owings, and OMLP (through the date of sale - June 30, 1993), 260 Franklin, Villages Northeast and JMB/NewPark are as follows:

                                       1994             1993
                                    -----------     ------------

Current assets . . . . . . . . .   $  8,923,337       21,169,710
Current liabilities, including
 $296,919,801 of mortgage debt
 in default in 1993
 (note 3(b)) . . . . . . . . . .     (3,031,777)    (325,829,424)
                                   ------------     ------------
    Working capital (deficit). .      5,891,560     (304,659,714)
                                   ------------     ------------
Deferred expenses and accrued
 rents receivable. . . . . . . .      1,407,694       35,176,540
Ventures partners' equity. . . .    (33,657,364)     (13,051,155)
Investment properties, net . . .    192,034,618      437,509,566
Other liabilities. . . . . . . .     (2,017,084)      (9,887,673)
Long-term debt . . . . . . . . .   (166,010,116)    (158,357,756)
                                   ------------     ------------
    Partnership's capital
     (deficit) . . . . . . . . .   $ (2,350,692)     (13,270,192)
                                   ============     ============

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


                                       1994             1993
                                    -----------     ------------
Represented by:
  Invested capital . . . . . . .   $ 57,873,483       57,623,233
  Cumulative cash distributions.    (20,462,902)     (19,275,162)
  Cumulative losses. . . . . . .    (39,761,273)     (51,618,263)
                                   ------------     ------------
                                   $ (2,350,692)     (13,270,192)
                                   ============     ============

Total income . . . . . . . . . .   $ 61,459,559      104,538,897
Expenses applicable to
  operating loss . . . . . . . .    103,034,572      134,358,616
                                   ------------     ------------
Net operating loss . . . . . . .    (41,575,013)     (29,819,719)
Gain on sale or disposition
  of investment in uncon-
  solidated ventures
  (notes 7(a) and (c)) . . . . .     52,412,102        5,254,855
Loss on sale of investment
  property (note 7(b)) . . . . .          --             (37,383)
                                   ------------     ------------
    Net income (loss)
      (see note 3(b)). . . . . .   $ 10,837,089      (24,602,247)
                                   ============     ============
Partnership's share of income
  (loss) . . . . . . . . . . . .   $ 11,856,990       (2,224,720)
                                   ============     ============


     Additionally, for the year ended December 31, 1992, total income was $88,026,766, expenses applicable to operating loss were $160,292,419 and the net loss was $72,265,653 for the unconsolidated ventures listed above.


(11)  SUBSEQUENT EVENT - DISTRIBUTIONS

     In February 1995, the Partnership paid an operating distribution of $561,383 ($4 per Interest) and $63,488 to the General Partners (of which $39,680 constituted a management fee).

                                                                                    SCHEDULE III
                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                          CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                            DECEMBER 31, 1994






                                                        COST
                                                     CAPITALIZED
                               INITIAL COST TO       SUBSEQUENT       GROSS AMOUNT AT WHICH CARRIED
                               PARTNERSHIP (A)     TO ACQUISITION         AT CLOSE OF PERIOD (B)
                          -----------------------------------------------------------------------------
                                        BUILDINGS       LAND,                  BUILDINGS
                                          AND       BUILDINGS AND                 AND
              ENCUMBRANCE     LAND     IMPROVEMENTS IMPROVEMENTS      LAND    IMPROVEMENTS    TOTAL (D)
              -----------  ----------- --------------------------  ---------- ------------  -----------
SHOPPING
 CENTER:
Palm Desert
 Town Center
 Palm Desert
(Palm Springs),
 California . .$42,164,903      -- (C)   59,184,329       876,808       --      60,061,137   60,061,137
              ===========   ==========   ==========       =======  ==========   ==========   ==========

                                                                       SCHEDULE III - CONTINUED
                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                          CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                            DECEMBER 31, 1994





                                                                        LIVES ON WHICH
                                                                         DEPRECIATION
                                                                          IN LATEST
                                                                           INCOME            1994
                          ACCUMULATED           DATE OF        DATE      STATEMENT IS     REAL ESTATE
                         DEPRECIATION(E)     CONSTRUCTION    ACQUIRED     COMPUTED           TAXES
                        ----------------     ------------   ---------- ---------------    -----------
SHOPPING CENTER:
 Palm Desert Town
  Center
  Palm Desert
  (Palm Springs),
  California . . . . . .      12,018,826        1983          12/23/88      5-30 YEARS        732,287
                              ==========                                                      =======

Notes:
    (A)    The initial cost to the Partnership represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

    (B)    The aggregate cost of real estate owned at December 31, 1994 for Federal income tax purposes was approximately $59,882,165.

    (C)    Property operated under ground lease; see Note 7(b).

                                                                          SCHEDULE III - CONTINUED
                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                          CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                            DECEMBER 31, 1994


    (D)    Reconciliation of real estate owned:

                                                          1994            1993             1992
                                                      ------------    ------------     -----------
           Balance at beginning of period. . . . .     $60,060,557     153,042,114     152,542,218
           Additions during period . . . . . . . .           --            263,742         499,896
           Sale of investment property . . . . . .             580     (93,245,299)          --
                                                       -----------     -----------     -----------
           Balance at end of period. . . . . . . .     $60,061,137      60,060,557     153,042,114
                                                       ===========     ===========     ===========


    (E)    Reconciliation of accumulated depreciation:

           Balance at beginning of period. . . . .     $10,011,970      23,729,463      18,649,459
           Depreciation expense. . . . . . . . . .       2,006,856       4,021,646       5,080,004
           Sale of investment property . . . . . .           --        (17,739,139)          --
                                                       -----------     -----------     -----------

           Balance at end of period. . . . . . . .     $12,018,826      10,011,970      23,729,463
                                                       ===========     ===========     ===========










                    INDEPENDENT AUDITORS' REPORT


The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XVI:

     We have audited the combined financial statements of Certain Uncon-solidated Joint Ventures of Carlyle Real Estate Limited Partnership-XVI (note 1) as listed in the accompanying index. In connection with our audits of the combined financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These combined financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these combined financial statements and financial statement schedule based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Certain Unconsolidated Joint Ventures of Carlyle Real Estate Limited Partnership-XVI at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The accompanying Combined Financial Statements and Financial Statement Schedule have been prepared assuming that the ventures comprising Certain Unconsolidated Joint Ventures of Carlyle Real Estate Limited Partnership-XVI will continue as going concerns. 260 Franklin Street Associates (260 Franklin) comprises 100%, 27.4%, and 12% of combined assets, revenues, and net loss, respectively, in the accompanying Combined Financial Statements as of and for the year ended December 31, 1994. As discussed in Note 3(d) of the Partnership's Notes to Consolidated Financial Statements, incorporated by reference in Note 2 of the Combined Financial Statements, the 260 Franklin Street Building is expected to operate at a deficit for 1995 and several years thereafter. In addition, the mortgage loan matures January 1, 1996. The Partnership will attempt to refinance this loan, but there can be no assurance that such efforts will be successful. If the Partnership is unable to refinance or extend the mortgage loan, the Partnership may decide not to commit additional funds to the property.
This may result in the Partnership no longer having an ownership interest in the property. These circumstances raise substantial doubt about 260





                                                         (Continued)





Franklin's ability to retain its ownership interest in the 260 Franklin Street Building and continue as a going concern. The General Partners' plans with regard to this matter are also described in Note 3(d) of the Partnership's Notes to Consolidated Financial Statements. The accompanying Combined Financial Statements and Financial Statement Schedule do not include any adjustments that might result from the outcome of this uncertainty.







                                       KPMG PEAT MARWICK LLP



Chicago, Illinois
March 27, 1995
                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                     CERTAIN UNCONSOLIDATED VENTURES

                                         COMBINED BALANCE SHEETS

                                       DECEMBER 31, 1994 AND 1993


                                                 ASSETS
                                                 ------

                                                                        1994            1993
                                                                    ------------    ------------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . .    $    152,161       1,018,234
  Rents and other receivables, net of allowance for
    doubtful accounts of approximately $28,600,000 for
    1993 (note 1). . . . . . . . . . . . . . . . . . . . . . . .          77,085       1,183,725
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .          27,547          28,219
  Escrow deposits (note 2) . . . . . . . . . . . . . . . . . . .       5,209,282       4,891,496
                                                                    ------------    ------------

          Total current assets . . . . . . . . . . . . . . . . .       5,466,075       7,121,674
                                                                    ------------    ------------

Investment properties, at cost (notes 1 and 2) - Schedule III:
  Land and leasehold interests . . . . . . . . . . . . . . . . .       6,662,200       6,662,200
  Buildings and improvements . . . . . . . . . . . . . . . . . .      85,235,428     430,822,638
                                                                    ------------    ------------

                                                                      91,897,628     437,484,838
  Less accumulated depreciation. . . . . . . . . . . . . . . . .      26,377,605     130,686,750
                                                                    ------------    ------------

          Total investment properties,
            net of accumulated depreciation. . . . . . . . . . .      65,520,023     306,798,088
                                                                    ------------    ------------

Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . .         597,877      24,983,380
Accrued rents receivable, net of allowance of
  approximately $32,600,000 for 1993 (note 1). . . . . . . . . .          81,044       9,506,520
                                                                    ------------    ------------

                                                                    $ 71,665,019     348,409,662
                                                                    ============    ============
                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                     CERTAIN UNCONSOLIDATED VENTURES

                                   COMBINED BALANCE SHEETS - CONTINUED
                                       DECEMBER 31, 1994 AND 1993

                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                          -----------------------------------------------------

                                                                        1994            1993
                                                                    ------------    ------------
Current liabilities:
  Current portion of long-term debt (notes 2 and 3). . . . . . .    $      --        248,739,738
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . .         158,665       1,055,729
  Accrued interest payable (notes 2 and 3) . . . . . . . . . . .           --         48,180,063
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . .          45,808       1,606,928
  Amounts due to affiliates (note 5) . . . . . . . . . . . . . .       1,756,321       2,116,183
                                                                    ------------    ------------
          Total current liabilities. . . . . . . . . . . . . . .       1,960,794     301,698,641

Tenant security deposits . . . . . . . . . . . . . . . . . . . .          62,585          75,614
Long-term debt, less current portion (note 3). . . . . . . . . .      85,376,895      83,629,438
Loans from venture partners. . . . . . . . . . . . . . . . . . .           --         14,650,326
                                                                    ------------    ------------
Commitments and contingencies (notes 1, 2, 3, 4 and 5)

          Total liabilities. . . . . . . . . . . . . . . . . . .      87,400,274     400,054,019

Partners' capital accounts (deficits) (note 2):
  Carlyle-XVI:
    Capital contributions. . . . . . . . . . . . . . . . . . . .      38,655,919      38,610,119
    Cumulative net losses. . . . . . . . . . . . . . . . . . . .     (35,717,606)    (47,769,726)
    Cumulative cash distributions. . . . . . . . . . . . . . . .      (7,678,607)     (7,678,607)
                                                                    ------------    ------------
                                                                      (4,740,294)    (16,838,214)
                                                                    ------------    ------------
  Venture Partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . .     192,468,533     192,257,333
    Cumulative net losses. . . . . . . . . . . . . . . . . . . .    (204,349,822)   (172,264,917)
    Cumulative distributions (cash and non-cash) . . . . . . . .         886,328     (54,798,559)
                                                                    ------------    ------------
                                                                     (10,994,961)    (34,806,143)
                                                                    ------------    ------------
          Total partners' capital accounts (deficits). . . . . .     (15,735,255)    (51,644,357)
                                                                    ------------    ------------
                                                                    $ 71,665,019     348,409,662
                                                                    ============    ============

                        See accompanying notes to combined financial statements.

                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                     CERTAIN UNCONSOLIDATED VENTURES

                                    COMBINED STATEMENTS OF OPERATIONS

                              YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                                        1994            1993             1992
                                                     -----------     -----------     -----------
Income:
  Rental income. . . . . . . . . . . . . . . . .    $ 42,013,680      52,635,345      56,501,354
  Interest income. . . . . . . . . . . . . . . .         240,413         224,395         247,317
  Other income (note 1). . . . . . . . . . . . .           --         26,670,778           --
                                                    ------------     -----------     -----------
                                                      42,254,093      79,530,518      56,748,671
                                                    ------------     -----------     -----------
Expenses:
  Mortgage and other interest. . . . . . . . . .      30,781,659      38,243,949      37,718,309
  Depreciation . . . . . . . . . . . . . . . . .      12,549,412      14,290,551      14,282,738
  Property operating expenses. . . . . . . . . .      21,434,427      25,958,917      27,473,788
  Professional services. . . . . . . . . . . . .         942,519         251,446         249,163
  Amortization of deferred expenses. . . . . . .       1,868,192       3,277,449       2,439,871
  Provision for uncollectible rents and
    accrued rents receivable (note 1). . . . . .      14,873,365      19,289,459      41,945,558
                                                    ------------     -----------     -----------

                                                      82,449,574     101,311,771     124,109,427
                                                    ------------     -----------     -----------

          Net operating loss . . . . . . . . . .     (40,195,481)    (21,781,253)    (67,360,756)

          Gain on assignment of JMB/125's
            interest in 125 Broad Street
            Company (note 1) . . . . . . . . . .      52,412,102           --              --
                                                    ------------     -----------     -----------

          Net income (loss). . . . . . . . . . .    $ 12,216,621     (21,781,253)    (67,360,756)
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

                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                     CERTAIN UNCONSOLIDATED VENTURES

                      COMBINED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                              YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992




                                                                           VENTURE
                                                         CARLYLE-XVI       PARTNERS         TOTAL
                                                         ------------    ------------    ------------

Balance at December 31, 1991 . . . . . . . . . . . . .   $  1,481,470      37,014,082      38,495,552

Capital contributions. . . . . . . . . . . . . . . . .            400             600           1,000
Cash distributions . . . . . . . . . . . . . . . . . .          --              --              --
Net loss . . . . . . . . . . . . . . . . . . . . . . .    (13,489,499)    (53,871,257)    (67,360,756)
                                                         ------------     -----------     -----------

Balance (deficit) at December 31, 1992 . . . . . . . .    (12,007,629)    (16,856,575)    (28,864,204)

Capital contributions  . . . . . . . . . . . . . . . .            990             110           1,100
Cash distributions . . . . . . . . . . . . . . . . . .       (392,040)       (607,960)     (1,000,000)
Net loss . . . . . . . . . . . . . . . . . . . . . . .     (4,439,535)    (17,341,718)    (21,781,253)
                                                         ------------     -----------     -----------

Balance (deficit) at December 31, 1993 . . . . . . . .    (16,838,214)    (34,806,143)    (51,644,357)

Capital contributions  . . . . . . . . . . . . . . . .         45,800         211,200         257,000
Cash distributions . . . . . . . . . . . . . . . . . .          --              --              --
Net operating loss . . . . . . . . . . . . . . . . . .     (8,110,576)    (32,084,905)    (40,195,481)

Gain on assignment of JMB/125's ownership interest
  in 125 Broad Street Company (note 1) . . . . . . . .     20,162,696      32,249,406      52,412,102
                                                         ------------     -----------     -----------

                                                           (4,740,294)    (34,430,442)    (39,170,736)
Transfer of 125 Broad Street Company net assets
  to unaffiliated venture partner. . . . . . . . . . .          --         23,435,481      23,435,481
                                                         ------------     -----------     -----------

Balance (deficit) at December 31, 1994 . . . . . . . .   $ (4,740,294)    (10,994,961)    (15,735,255)
                                                         ============     ===========     ===========

                        See accompanying notes to combined financial statements.

                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                     CERTAIN UNCONSOLIDATED VENTURES

                                    COMBINED STATEMENTS OF CASH FLOWS

                              YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                                        1994             1993            1992
                                                    ------------     -----------     -----------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . . . . . .    $ 12,216,621     (21,781,253)    (67,360,756)
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation . . . . . . . . . . . . . . . .      12,549,412      14,290,551      14,282,738
    Amortization of deferred expenses. . . . . .       1,868,192       3,277,449       2,439,871
    Long-term debt-deferred accrued interest . .       1,747,457       2,746,003       2,246,731
    Accrued rents receivable . . . . . . . . . .      (1,710,248)      3,155,506        (569,354)
    Provision for uncollectible rents and
      accrued rents receivable . . . . . . . . .      14,873,365      19,289,459      41,945,558
    Gain on assignment of JMB/125's interest
      in 125 Broad Street Company. . . . . . . .     (52,412,102)          --              --
Changes in:
  Rents and other receivables. . . . . . . . . .     (15,305,189)    (18,271,307)     (9,743,609)
  Prepaid expenses . . . . . . . . . . . . . . .             672           3,377           2,051
  Escrow deposits. . . . . . . . . . . . . . . .        (317,786)     (1,327,631)       (703,081)
  Accounts payable . . . . . . . . . . . . . . .         267,146      (1,116,088)       (890,530)
  Accrued interest payable . . . . . . . . . . .      22,078,013      28,477,923      18,625,490
  Unearned rents . . . . . . . . . . . . . . . .        (114,092)     (1,368,847)        934,889
  Tenant security deposits . . . . . . . . . . .         (13,029)          6,113         (16,120)
  Amounts due to affiliates. . . . . . . . . . .        (359,862)        825,541       1,273,496
                                                    ------------    ------------    ------------
          Net cash provided by (used in)
            operating activities . . . . . . . .      (4,631,430)     28,206,796       2,467,374
                                                    ------------    ------------    ------------
Cash flows from investing activities:
  Additions to investment properties . . . . . .        (120,321)       (667,417)     (1,164,325)
  Payment of deferred expenses . . . . . . . . .        (193,007)        (50,641)       (274,276)
                                                    ------------    ------------    ------------
          Net cash used in investing activities.        (313,328)       (718,058)     (1,438,601)
                                                    ------------    ------------    ------------
     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
             CERTAIN UNCONSOLIDATED VENTURES

      COMBINED STATEMENTS OF CASH FLOWS - CONTINUED



                                                        1994             1993            1992
                                                   -------------     -----------     -----------

Cash flows from financing activities:
  Principal payments on long-term debt . . . . .           --        (28,670,778)          --
  Loans from (repayments to) venture partners. .       4,880,000       2,596,221        (539,702)
  Cash contributions from Partnership. . . . . .          45,800             990             400
  Cash distributions to Partnership. . . . . . .           --           (392,040)          --
  Cash contributions from venture partners . . .         211,200             110             600
  Cash distributions to venture partners . . . .      (1,058,315)       (607,960)          --
                                                   -------------    ------------    ------------
          Net cash provided by (used in)
            financing activities . . . . . . . .       4,078,685     (27,073,457)       (538,702)
                                                   -------------    ------------    ------------

          Net increase (decrease) in cash  . . .       (866,073)         415,281         490,071
          Cash and cash equivalents,
            beginning of year. . . . . . . . . .       1,018,234         602,953         112,882
                                                   -------------    ------------    ------------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . .   $     152,161       1,018,234         602,953
                                                   =============    ============    ============


Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . .   $   5,991,284       7,020,023      16,846,088
                                                   =============    ============    ============
  Non-cash investing and financing activities. .
  Disposal of fully depreciated fixed assets . .   $     413,091           --              --
                                                   =============    ============    ============
     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
             CERTAIN UNCONSOLIDATED VENTURES

     COMBINED STATEMENTS OF CASH FLOWS - CONTINUED



                                                        1994             1993            1992
                                                   -------------     -----------     -----------

Assignment of JMB/125's of ownership interest
 in 125 Broad Street (note 1):
  Reduction of investment property, net of
    accumulated depreciation . . . . . . . . . .   $(228,848,974)          --              --
  Reduction of deferred expenses . . . . . . . .     (22,710,318)          --              --
  Balance due on mortgage payable. . . . . . . .     248,739,738           --              --
  Reduction of accrued interest. . . . . . . . .      69,447,311           --              --
  Reduction of accounts receivable and
    accrued rents. . . . . . . . . . . . . . . .     (12,674,188)          --              --
  Reduction of accounts payable and
    accrued expenses . . . . . . . . . . . . . .      22,952,329           --              --
  Non-cash gain on assignment. . . . . . . . . .     (52,412,102)          --              --
  Non-cash transfer to unaffiliated
    venture partner. . . . . . . . . . . . . . .     (23,435,481)          --              --
                                                   -------------    ------------    ------------

          Cash retained by unaffiliated
            venture partner. . . . . . . . . . .   $   1,058,315           --              --
                                                   =============    ============    ============



















                        See accompanying notes to combined financial statements.

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                   CERTAIN UNCONSOLIDATED VENTURES

               NOTES TO COMBINED FINANCIAL STATEMENTS

                  DECEMBER 31, 1994, 1993 AND 1992


(1)  ORGANIZATION AND BASIS OF ACCOUNTING

     The accompanying combined financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. They include the accounts of certain of the unconsolidated joint ventures in which Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI" or "Partnership") owns a direct interest. Also included are the accounts of certain of those joint venture partnerships (underlying ventures) in which Carlyle-XVI owned an indirect interest through one of the unconsolidated joint ventures. Certain unconsolidated ventures previously included in the combined financial statements have been excluded. The entities included in the combined financial statements are as follows:

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

     (b) Represents a joint venture in which Carlyle-XVI owned an indirect ownership interest through an unconsolidated venture.

     For purposes of preparing the combined financial statements, the effect of all transactions between an unconsolidated joint venture and an underlying venture has been eliminated.

     In November 1994, effective October 31, 1994, the Partnership through its indirect ownership of JMB/125 assigned its interest in the 125 Broad Street Building to the unaffiliated venture partner. Reference is made to Notes 3(b) and 7(c) of Notes to Consolidated Financial Statements of Carlyle-XVI. Therefore, the balance sheet presented as of December 31, 1994 does not contain 125 Broad Street as the net assets were deemed to be distributed to the venture partners as of the assignment date. The statement of operations and cash flows for the year ended December 31, 1994 contain 125 Broad Street Company activity through October 31, 1994.

     The records of the ventures are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying combined financial statements have been prepared from such records after making appropriate adjustments to reflect the ventures' accounts in accordance with generally accepted accounting principles. Such adjustments are not recorded on the records of the ventures.

     Statement of Financial Accounting Standards No. 95 requires the ventures to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. The ventures record amounts held in U.S. government obligations at costs which

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                   CERTAIN UNCONSOLIDATED VENTURES

         NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED


approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred expenses are comprised of deferred leasing costs, which are amortized using the straight-line method over the terms of the related leases and financing costs which are amortized over the term of the related debt.

     Depreciation on the investment properties has been provided over the estimated useful lives of 5 to 30 years using the straight-line method.

     Investment property is pledged as security for the long-term debt, for which there is no recourse to the venture.

     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives. Provisions for value impairment are recorded with respect to the investment property whenever the estimated future cash flows from a property's operations and projected sale are less than the Property's net carrying value.

     Certain amounts in the 1992 and 1993 combined financial statements have been reclassified to conform to the 1994 presentation.

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

     As more fully described in Note 3(b) of Notes to the Consolidated Financial Statements of Carlyle-XVI, JMB/125 reserved for certain receivables relating to one of the major tenants at 125 Broad Street. In 1992, 125 Broad reserved for approximately $32,600,000 of accrued rents receivable relating to such tenant's lease. Additionally, 125 Broad provided for additional losses of approximately $14,900,000, $19,300,000 and $9,300,000 in 1994, 1993 and 1992, respectively, relating to amounts currently due from the O&Y partners relating to such tenant's lease.

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

                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                     CERTAIN UNCONSOLIDATED VENTURES

                           NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED


(3)  LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1994 and 1993:

                                                                              1994             1993
                                                                          ------------     ------------
11.0% per annum mortgage note; secured by the 260 Franklin Street
  Building; monthly payments of interest only at 11% per annum were required through January 1, 1991; modified in 1991 to require monthly payments of principal and interest of $714,375 through May 1, 1991, monthly payments of interest only (6% per annum) of $374,455 from June 1, 1991 through January 1, 1992, monthly payments of interest only (8% per annum) of $499,273 from February 1, 1992 through December 1, 1995, with the unpaid balance of principal of $74,891,013 plus accrued unpaid interest due on January 1, 1996.  Additional interest payable upon
  maturity to provide an 11% per annum return to lender and
  60% of the greater of net sales or refinancing proceeds or the net appraised value, as defined.  Reference is made to
  Note 3(d) of Notes to Consolidated Financial Statements of
  Carlyle-XVI. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $85,376,895       83,629,438

10.125% per annum consolidated mortgage notes; secured by the
  125 Broad Street Building; semi-annual payments of interest only required through December 23, 1995; any outstanding
  principal and unpaid interest was due on December 27, 1995.
  In default as of June 1992.  JMB/125 assigned its interest in
  125 Broad Street Company to the unaffiliated venture partner in November 1994.  Reference is made to Notes 1 of the combined
  financial statements . . . . . . . . . . . . . . . . . . . . . . . .          --          248,739,738
                                                                           -----------     ------------

          Total debt . . . . . . . . . . . . . . . . . . . . . . . . .      85,376,895      332,369,176
          Less current portion of long-term debt . . . . . . . . . . .          --          248,739,738
                                                                           -----------     ------------

          Total long-term debt . . . . . . . . . . . . . . . . . . . .     $85,376,895       83,629,438
                                                                           ===========     ============


            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                   CERTAIN UNCONSOLIDATED VENTURES

         NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED


     As of December 1993, accrued interest relating to the 125 Broad Street mortgage note in default was $48,180,063.

     Included in the above total long-term debt is $10,485,882 and $8,738,425 for 1994 and 1993, respectively, which represents mortgage interest accrued but not currently payable pursuant to the terms of the 260 Franklin mortgage note.

     Five year maturities of long-term debt are as follows:

                   1995. . . . . . . . .  $     --
                   1996. . . . . . . . .    85,376,895
                   1997. . . . . . . . .        --
                   1998. . . . . . . . .        --
                   1999. . . . . . . . .        --
                                          ============

(4)  LEASES

     (a)  As Property Lessor

     At December 31, 1994, the property in the combined group consisted of an office building. The ventures have determined that all leases relating to the properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding cost of land, is depreciated over the estimated useful lives. Leases range in term from one to 25 years and provide for fixed minimum rent and partial to full reimbursement of operating costs.

     Minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance), to be received in the future under the above operating commercial lease agreements, are as follows:

                   1995. . . . . . . . .     $ 7,972,632
                   1996. . . . . . . . .       5,988,083
                   1997. . . . . . . . .       3,681,702
                   1998. . . . . . . . .       3,105,684
                   1999. . . . . . . . .       3,025,911
                   Thereafter. . . . . .       3,986,973
                                             -----------

                                             $27,760,985
                                             ===========
            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                   CERTAIN UNCONSOLIDATED VENTURES

         NOTES TO COMBINED FINANCIAL STATEMENTS - CONCLUDED


(5)  TRANSACTIONS WITH AFFILIATES

     An affiliate of the Corporate General Partner has provided property management services at 260 Franklin Street since June of 1988. Additionally, during 1994, 1993 and 1992, an affiliate of the Corporate General Partner provided leasing services. Pursuant to the terms of the loan modification for 260 Franklin, cash flow from the property in an amount equal to all management fees and leasing fees payable to affiliates of the Corporate General Partner are being escrowed by 260 Franklin and are reported as escrow deposits in the accompanying Combined Financial Statements. Such affiliates earned property management fees of $320,385, $340,753 and $308,339 in 1994, 1993 and 1992, respectively, of which
$988,374 was unpaid at December 31, 1994. Such affiliate also earned leasing fees of $100,855, $6,789 and $65,157 for 1994, 1993 and 1992, res-
pectively. As of December 31, 1994, $189,947 of these fees were unpaid. Remaining amounts due to affiliates at December 31, 1994 represents advances from Carlyle-XV and Carlyle-XVI of $404,600 and $173,400, respectively, which can be repaid pursuant to the reserve escrow agreement.

                                                                                         SCHEDULE III
                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI

                                       CERTAIN UNCONSOLIDATED VENTURES

                              COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                              DECEMBER 31, 1994



                                                 COST
                                              CAPITALIZED
                         INITIAL COST TO     SUBSEQUENT TO               GROSS AMOUNT AT WHICH CARRIED
                     UNCONSOLIDATED VENTURES(A)ACQUISITION                  AT CLOSE OF PERIOD (B)
                     -------------------------------------         --------------------------------------
                                               BUILDINGS
                          LAND      BUILDINGS     AND       PROVISION   LAND AND   BUILDINGS
                         LEASEHOLD     AND   -------------  FOR VALUE   LEASEHOLD     AND
             ENCUMBRANCE INTERESTS IMPROVEMENTSIMPROVEMENTS IMPAIRMENT  INTEREST  IMPROVEMENTS   TOTAL (D)
             ---------------------------------------------- ---------- ----------------------- -----------
OFFICE
 BUILDING:
Boston,
 Massachu-                                                      (C)
 setts . . . .$85,376,895 8,169,209  97,607,593  3,241,560  17,120,734   6,662,200  85,235,428  91,897,628
             ===========  =========  ==========  =========  ==========   =========  ==========  ==========


                                                                          SCHEDULE III - CONTINUED
                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI

                                     CERTAIN UNCONSOLIDATED VENTURES

                            COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                            DECEMBER 31, 1994


                                                                           LIFE ON WHICH
                                                                           DEPRECIATION
                                                                            IN LATEST
                                                                           STATEMENT OF        1994
                           ACCUMULATED             DATE OF       DATE       OPERATIONS      REAL ESTATE
                          DEPRECIATION(E)       CONSTRUCTION   ACQUIRED    IS COMPUTED         TAXES
                         ----------------       ------------  ---------- ---------------    -----------
OFFICE BUILDINGS:
Boston, Massachusetts. . .    $26,377,605           1985        05/21/86      5-30 years     $2,017,073
                              ===========                                                    ==========

-----------------
Notes:
    (A)    The initial cost to the unconsolidated venture or underlying ventures represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
    (B)    The aggregate cost of real estate owned at December 31, 1994 for Federal income tax purposes was approximately $107,631,287.
    (C)    In 1990, the affiliated joint venture recorded a provision for value impairment totalling $17,120,734;
see Note 2.

                                                                          SCHEDULE III - CONTINUED
                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI

                                     CERTAIN UNCONSOLIDATED VENTURES

                            COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                            DECEMBER 31, 1994


    (D)    Reconciliation of real estate owned as of December 31, 1994, 1993 and 1992:

                                                              1994            1993            1992
                                                         ------------      -----------    -----------
-     Balance at beginning of period . . . . . . . . .   $437,484,838      436,817,421    524,492,548
      Additions during period. . . . . . . . . . . . .        120,322          667,417      1,538,843
      Reductions during period (F) . . . . . . . . . .   (345,707,532)           --              --
      Provision for value impairment . . . . . . . . .          --               --              --
                                                         ------------     ------------   ------------

      Balance at end of period . . . . . . . . . . . .   $ 91,897,628      437,484,838    436,817,421
                                                         ============     ============   ============

    (E)    Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . . . .   $130,686,750      116,396,199    108,843,465
      Reductions during period (F) . . . . . . . . . .   (116,858,557)          --              --
      Depreciation expense . . . . . . . . . . . . . .     12,549,412       14,290,551     15,557,970
                                                         ------------     ------------   ------------

      Balance at end of period . . . . . . . . . . . .   $ 26,377,605      130,686,750    116,396,199
                                                         ============     ============   ============

      (F)  In November 1994, JMB/125 assigned its ownership interest in 125 Broad Street Company to the unaffiliated venture partner; see Note 1 of the combined financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with the accountants during fiscal year 1993 and 1994.



                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. The outstanding shares of JMB are owed by certain of its officers and directors and members of their families. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, Realty Associates-XVI, L.P., an Illinois limited partnership with JMB as the sole general partner. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership. The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and executive officer and certain officers of the Corporate General Partner are as follows:

                                                      Served in
    Name                  Office                     Office Since
    ----                  ------                     ------------

    Judd D. Malkin        Chairman                    5/03/71
                          Director                    5/03/71
    Neil G. Bluhm         President                   5/03/71
                          Director                    5/03/71
    Burton E. Glazov      Director                    7/01/71
    Stuart C. Nathan      Executive Vice President    5/08/79
                          Director                    3/14/73
    A. Lee Sacks          Director                    5/09/88
    John G. Schreiber     Director                    3/14/73

                                                      Served in
    Name                  Office                     Office Since
    ----                  ------                     ------------

    H. Rigel Barber       Executive Vice President    1/02/87
                          Chief Executive Officer     8/01/93
    Glenn E. Emig         Executive Vice President    1/01/93
                          Chief Operating Officer     1/01/95
   Jeffrey R. Rosenthal   Managing Director-Corporate 4/22/91
                          Chief Financial Officer     8/01/93
    Douglas H. Cameron    Executive Vice President    1/01/95
    Ira J. Schulman       Executive Vice President    6/01/88
    Gailen J. Hull        Senior Vice President       6/01/88
    Howard Kogen          Senior Vice President       1/02/86
                          Treasurer                   1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve one-year terms until the annual meeting of the Corporate General Partner to be held on June 7, 1995. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 7, 1995. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

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

("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-VIII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG. Certain of such officers are also officers and the sole director of Carlyle Advisors, Inc., the general partner of JMB/125. Reference is made to Note 7(c).

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 57) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers, and a director of Catellus Development Corporation, a major diversified real estate development company. He is a Certified Public Accountant.

     Neil G. Bluhm (age 57) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 56) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 53) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 61) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 48) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. He is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers as well as a director of a number of investment companies advised or managed by T. Rowe Price Associates with its affiliates. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 45) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 47) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Jeffrey R. Rosenthal (age 43) has been associated with JMB since December, 1987. He is a Certified Public Accountant.

     Douglas H. Cameron (age 45) has been associated with JMB since April 1977. Prior to becoming Executive Vice President of JMB in 1995, Mr. Cameron was Managing Director of Capital Markets-Property Sales from June 1990. He holds a Masters degree in Business Administration from the University of Southern California.

     Gary Nickele (age 42) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Ira J. Schulman (age 43) has been associated with JMB since February, 1983. He holds a Masters degree in Business Administration from the University of Pittsburgh.

     Gailen J. Hull (age 46) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 59) has been associated with JMB since March, 1973. He is a Certified Public Accountant.



ITEM 11.  EXECUTIVE COMPENSATION

     Officers and directors of the Corporate General Partner receive no direct remuneration in such capacities from the Partnership. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses as described in Notes 5 and 9 for a description of such distributions and allocations. In 1994, the General Partners received $235,331 of distributions and the Corporate General Partner earned management fees of $155,942. In July 1994, the Partnership paid the cumulative combined amount of deferred distributions and management fees which aggregated $2,372,056 to the General Partners. See Note 9. The General Partners received a share of Partnership income for tax purposes aggregating $2,683,078 in 1994.

     The Partnership is permitted to engage in various transactions involving the General Partners and their affiliates, certain of which may involve conflicts of interest, as discussed in Item 10 above. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10.

     An affiliate of the Corporate General Partner provided property management services in 1994 for the 260 Franklin Street Building in Boston, Massachusetts. In 1994, such affiliate earned property management fees of $320,349 for such services. Additionally during 1994, an affiliate of the Corporate General Partner provided leasing services for the 260 Franklin Building amounting to $100,855, of which all were unpaid as of December 31, 1994. All property management and leasing fees earned in 1994 were escrowed by 260 Franklin. See Note 3(d) for a description of the accounting for these fees. Additionally, during 1994, an affiliate of the Corporate General Partner provided property management services for the Dunwoody Crossing (Phases I, II and III) Apartments and earned property management fees amounting to $329,429, all of which was paid as of December 31, 1994. As set forth in the Prospectus of the Partnership, the Corporate General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 6% of the gross income from the property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days notice. In December 1994, the property manager sold substantially all of its assets to an unaffiliated third party, who has assumed management of 260 Franklin and the Dunwoody Crossing Apartments on the same terms that existed prior to the sale. Reference is made to Note 6.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1994 aggregating $24,307 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the acquisition and operation of the Partnership's real property investments. In 1994, the Corporate General Partner of the Partnership was due reimbursement for such out-of-pocket expenses in the amount of $4,050 all of which was paid as of December 31, 1994.

     Additionally, the General Partners or their affiliates are also entitled to reimbursements for administrative, legal, accounting and data processing services. Such costs for 1994 were $134,843, $26,999 of which was unpaid as of December 31, 1994. Amounts of these reimbursements may not exceed cost or 90% of what an independent party would charge.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the  Partnership.

     (b) The Corporate General Partner and its officers and director own the Partnership:


                                 NAME OF                            AMOUNT AND NATURE
                                 BENEFICIAL                         OF BENEFICIAL      PERCENT
TITLE OF CLASS                   OWNER                              OWNERSHIP          OF CLASS
--------------                   ----------                         -----------------  --------
Limited Partnership              JMB Realty Corporation             5 Interests (1)    Less than 1%
Interests                                                           indirectly

Limited Partnership              Corporate General Partner          5 Interests (1)    Less than 1%
Interests                        and its officers and               indirectly
                                 director as a group
-----------------

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

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the General
Partners, the executive officers and directors of the Corporate General Partner and persons who own more than ten percent of the Interests to file an initial report of ownership or changes in ownership of Interests on Form 3, 4 or 5 with the Securities and Exchange Commission (the "SEC").  Such persons are also required by SEC rules to furnish the Partnership with copies of all Section 16(a) forms they file.  Timely filing of an initial report of ownership on Form 3 or Form 5 was not made on behalf of Glenn Emig.


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

                  10-B.Acquisition documents relating to the purchase of an interest in the 260 Franklin Street Building, Boston, Massachusetts, are hereby incorporated herein by reference to Exhibit 10.4 to the Partnership's Amendment No. 2 to Form S-11 (File No. 33-3567) dated July 25, 1986.

                  10-C.Additional acquisition documents relating to the purchase of an interest in the 260 Franklin Street Building, Boston, Massachusetts, are hereby incorporated herein by reference to Exhibit
10.4.1 to the Partnership's Post-Effective Amendment No. 1 to Form S-11 (File No. 33-3567) dated September 30, 1986.

                  10-D.Acquisition documents relating to the purchase by the Partnership of an interest in the Post Crest Apartments, Post Terrace Apartments, and Post Crossing Apartments in DeKalb County (Atlanta), Georgia, are hereby incorporated herein by reference to Exhibit 10.5 to the Partnership's Post-Effective Amendment No. 2 to Form S-11 (File No. 33-
3567) dated September 30, 1986.

                  10-E.Acquisition documents relating to the purchase by the Partnership of an interest in NewPark Mall in Newark (Alameda County), California, are hereby incorporated herein by reference to Exhibit 10.6 to the Partnership's Post-Effective Amendment No. 2 to Form S-11 (File No. 33-
3567) dated December 30, 1986.

                  10-F.Acquisition documents relating to the acquisition by the Partnership of an interest in the Palm Desert Town Center in Palm Desert, California, dated December 23, 1988 are hereby incorporated by reference to Exhibit 1 to the Partnership's Form 8-K (File No. 0-16516) dated January 6, 1989.

                  10-G.Sale documents and exhibits thereto relating to the Partnership's contract of sale of the Blue Cross Building, Woodland Hills (Los Angeles), California are hereby incorporated by reference to
Exhibit 10-N to the Partnership's Report on Form 10-Q for September 30, 1993 (File No. 0-16516) dated November 11, 1993.

                  10-H.Takeover Agreement relating to the Johnson &
Higgins space at the 125 Broad Building is hereby incorporated by reference to the Partnership's Form 10-Q for March 31, 1994 (File No. 0-16516) dated May 11, 1994.

                  10-I.First Amendment to Loan Documents relating to the mortgage loan secured by Dunwoody Crossing Apartments (Phases I and III) is hereby incorporated by reference to the Partnership's Form 10-Q for September 30, 1994 (File No. 0-16516) dated November 10, 1994.

                  10-J.Documents relating to the modification of the mortgage loan secured by Dunwoody Crossing Apartments (Phases I and III) are filed herewith.

                  10-K.Documents relating to the assignment of JMB/125's interest in 125 Broad Street Company are filed herewith.

                  21.  List of Subsidiaries.

                  24.  Powers of Attorney


             Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)(4)(iii), the Registrant commits to provide copies of such to the Securities and Exchange Commission upon request.

       (b) The following report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

             (i) The Partnership's report on Form 8-K describing the assignment of interest in the 125 Broad Street Building. The Report was dated November 15, 1994. No financial statements were filed herewith.

     No annual report or proxy material for the fiscal year 1994 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI

             By:     JMB Realty Corporation
                     Corporate General Partner


                     GAILEN J. HULL
             By:     Gailen J. Hull
                     Senior Vice President
             Date:   March 27, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             By:     JMB Realty Corporation
                     Corporate General Partner

                     JUDD D. MALKIN*
             By:     Judd D. Malkin, Chairman and Director
             Date:   March 27, 1995

                     NEIL G. BLUHM*
             By:     Neil G. Bluhm, President and Director
             Date:   March 27, 1995

                     H. RIGEL BARBER*
             By:     H. Rigel Barber, Chief Executive Officer
             Date:   March 27, 1995

                     GLENN E. EMIG*
             By:     Glenn E. Emig, Chief Operating Officer
             Date:   March 27, 1995

                     JEFFREY R. ROSENTHAL*
             By:     Jeffrey R. Rosenthal, Chief Financial Officer
                     Principal Financial Officer
             Date:   March 27, 1995


                     GAILEN J. HULL
             By:     Gailen J. Hull, Senior Vice President
                     Principal Accounting Officer
             Date:   March 27, 1995

                     A. LEE SACKS*
             By:     A. Lee Sacks, Director
             Date:   March 27, 1995

                     STUART C. NATHAN*
             By:     Stuart C. Nathan, Executive Vice President
                       and Director
             Date:   March 27, 1995

             *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                     GAILEN J. HULL
             By:     Gailen J. Hull, Attorney-in-Fact
             Date:   March 27, 1995

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI

                            EXHIBIT INDEX
                            -------------


                                       DOCUMENT
EXHIBIT                                INCORPORATED  SEQUENTIALLY
NO.      EXHIBIT                       BY REFERENCE  NUMBERED PAGE
-------  -------                       ------------  -------------

  3.     Amended and Restated Agree-
         ment of Limited Partnership
         of the Partnership                 Yes

  4-A.   Assignment Agreement               Yes

  4-B.   Documents relating to the
         loan modification of the
         mortgage loan secured by the
         260 Franklin Street Office
         Building                           Yes

 10-A.   Escrow Deposit Agreement           Yes

 10-B.   Acquisition documents relating
         to the purchase of an interest
         in the 260 Franklin Street
         Building, Boston, Massachusetts    Yes

 10-C.   Additional acquisition documents
         relating to the purchase of an
         interest in the 260 Franklin
         Street Building, Boston,
         Massachusetts                      Yes

 10-D.   Acquisition documents relating
         to the purchase by the Part-
         nership of an interest in the
         Post Crest Apartments, Post
         Terrace Apartments, and Post
         Crossing Apartments in DeKalb
         County (Atlanta), Georgia          Yes

 10-E.   Acquisition documents relating
         to the purchase by the Partnership
         of an interest in NewPark Mall
         in Newark (Alameda County),
         California                         Yes

 10-F.   Acquisition documents
         relating to the acquisition
         by the Partnership of an
         interest in the Palm Desert
         Town Center in Palm Desert,
         California, dated Decem-
         ber 23, 1988                       Yes

10-G.    Sale documents and exhibits
         thereto relating to the
         Partnership's contract of sale
         of the Blue Cross Building,
         Woodland Hills (Los Angeles),
         California                         Yes

10-H.    Takeover Agreement relating
         to the Johnson & Higgins space
         at the 125 Broad Building          Yes

                                       DOCUMENT
EXHIBIT                                INCORPORATED  SEQUENTIALLY
NO.      EXHIBIT                       BY REFERENCE  NUMBERED PAGE
-------  -------                       ------------  -------------

10-I.    First Amendment to Loan
         Documents relating to the
         mortgage loan secured by
         Dunwoody Crossing Apartments
         (Phases I and III)                 Yes

10-J.    Documents relating to the
         modification of the mortgage
         loan secured by Dunwoody
         Crossing Apartments (Phases I
         and III)                            No

10-K.    Documents relating to the
         assignment of JMB/125's interest
         in 125 Broad Street Company         No

 21.     List of Subsidiaries                No

 24.     Powers of Attorney                  No

 27.     Financial Data Schedule             No

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