Form 10-Q
period 1995-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XVI
filed 1995-05-15
CIK 789950

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                     FORM 10-Q



                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934




For the quarter ended March 31, 1995           Commission file number 0-16516




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

                                                 CONSOLIDATED BALANCE SHEETS

                                            MARCH 31, 1995 AND DECEMBER 31, 1994

                                                         (UNAUDITED)

                                                           ASSETS
                                                           ------


                                                                                           MARCH 31,       DECEMBER 31,
                                                                                             1995             1994
                                                                                         ------------      -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . .       $ 14,087,713       14,266,786
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . .            669,825          783,716
  Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . . .            458,657          594,170
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             99,601          156,909
                                                                                         ------------     ------------
        Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,315,796       15,801,581
                                                                                         ------------     ------------
Investment properties, at cost (note 2):
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . .         60,061,137       60,061,137
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . .         12,520,038       12,018,826
                                                                                         ------------     ------------
        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . .         47,541,099       48,042,311
Investment in unconsolidated ventures,
  at equity (notes 1, 2 and 5) . . . . . . . . . . . . . . . . . . . . . . . . . .          3,482,922        3,318,589
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            451,043          434,303
Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            240,282          247,850
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,870,480        1,779,451
                                                                                         ------------     ------------
                                                                                         $ 68,901,622       69,624,085
                                                                                         ============     ============

                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XVI
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES
                                           CONSOLIDATED BALANCE SHEETS - CONTINUED

                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                    -----------------------------------------------------

                                                                                           MARCH 31,       DECEMBER 31,
                                                                                             1995             1994
                                                                                         ------------      -----------
Current liabilities:
  Current portion of long-term debt (notes 2(e) and 2(f)). . . . . . . . . . . . .       $    329,190          319,509
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            523,030          391,070
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            483,311          464,383
  Amounts due to affiliates (note 4) . . . . . . . . . . . . . . . . . . . . . . .             38,985           65,984
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             20,118           21,119
                                                                                         ------------     ------------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . .          1,394,634        1,262,065
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             78,406           78,406
Ground rent payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            935,242          889,727
Investment in unconsolidated ventures, at equity (notes 1, 2 and 4). . . . . . . .          5,067,265        5,669,281
Long-term debt, less current portion (notes 2(e) and 2(f)) . . . . . . . . . . . .         41,759,376       41,845,394
                                                                                         ------------     ------------
Commitments and contingencies (notes 1, 2 and 4)

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .         49,234,923       49,744,873
Venture partners' subordinated equity in ventures. . . . . . . . . . . . . . . . .          4,487,640        4,676,235
Partners' capital accounts (deficits) (note 1):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             20,000           20,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,125,104)      (3,129,431)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .         (1,325,546)      (1,300,486)
                                                                                         ------------     ------------
                                                                                           (4,430,650)      (4,409,917)
                                                                                         ------------     ------------
  Limited partners:
    Capital contributions, net of offering
      costs and purchase discounts . . . . . . . . . . . . . . . . . . . . . . . .        120,541,353      120,541,353
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (57,679,837)     (58,238,035)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .        (43,251,807)     (42,690,424)
                                                                                         ------------     ------------
                                                                                           19,609,709       19,612,894
                                                                                         ------------     ------------
        Total partners' capital accounts (deficits). . . . . . . . . . . . . . . .         15,179,059       15,202,977
                                                                                         ------------     ------------
                                                                                         $ 68,901,622       69,624,085
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

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                         THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                         (UNAUDITED)
                                                                                              1995               1994
                                                                                          ------------       -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 2,680,620         2,424,632
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         243,317           240,629
                                                                                           -----------        ----------
                                                                                             2,923,937         2,665,261
                                                                                           -----------        ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,283,117         1,284,882
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         501,212           501,579
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,290,804         1,291,974
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         140,997           140,089
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . .          25,493            14,154
  Management fees to corporate general partner (note 4). . . . . . . . . . . . . . . .          41,767            38,986
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         100,591            82,044
                                                                                           -----------        ----------
                                                                                             3,383,981         3,353,708
                                                                                           -----------        ----------
        Operating loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (460,044)         (688,447)
Partnership's share of earnings (loss) from operations of unconsolidated
    ventures (notes 1, 2 and 4). . . . . . . . . . . . . . . . . . . . . . . . . . . .         115,553        (2,636,565)
Venture partners' share of ventures' operations. . . . . . . . . . . . . . . . . . . .         301,220           282,613
                                                                                           -----------        ----------
        Net operating loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (43,271)       (3,042,399)
Gain on sale of Partnership's investment in unconsolidated
  venture (note 3(a)). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         605,796             --
                                                                                           -----------        ----------
        Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   562,525        (3,042,399)
                                                                                           ===========        ==========

                                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)



                                                                                              1995               1994
                                                                                          ------------       -----------

        Net earnings (loss) per limited partnership interest (note 1):
           Net operating loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $      (.30)           (20.81)
           Gain on sale of Partnership's investment
             in unconsolidated venture . . . . . . . . . . . . . . . . . . . . . . . .            4.27             --
                                                                                           -----------        ----------
                                                                                           $      3.97            (20.81)
                                                                                           ===========        ==========
        Cash distributions per limited partnership
          interest (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $      4.00            104.00
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

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                         (UNAUDITED)

                                                                                              1995               1994
                                                                                          ------------       -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   562,525        (3,042,399)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         501,212           501,579
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .          25,493            14,154
    Partnership's share of earnings (loss) from operations of
      unconsolidated ventures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (115,553)        2,636,565
    Venture partners' share of ventures' operations. . . . . . . . . . . . . . . . . .        (301,220)         (282,613)
    Gain on sale of Partnership's investment in
      unconsolidated venture . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (605,796)            --
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . . . .         135,513           271,640
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          57,308            53,873
    Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,568            24,265
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (91,029)          (52,221)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         131,960           624,650
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          18,928             8,846
    Amounts due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (26,999)            --
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,001)          (64,764)
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --               (7,230)
    Ground rent payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          45,515            26,111
                                                                                           -----------        ----------
        Net cash provided by operating activities. . . . . . . . . . . . . . . . . . .         344,424           712,456
                                                                                           -----------        ----------
Cash flows from investing activities:
  Net sales and maturities of short-term investments . . . . . . . . . . . . . . . . .         113,891        13,931,487
  Partnership's distributions from unconsolidated ventures . . . . . . . . . . . . . .           --              189,654
  Partnership's contributions to unconsolidated ventures . . . . . . . . . . . . . . .         (45,000)            --
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (42,233)          (56,469)
                                                                                           -----------        ----------
        Net cash provided by investing activities. . . . . . . . . . . . . . . . . . .          26,658        14,064,672
                                                                                           -----------        ----------

                                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                              1995               1994
                                                                                          ------------       -----------

Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . .         (76,337)          (67,745)
  Venture partners' distributions from venture . . . . . . . . . . . . . . . . . . . .         (24,495)          (24,495)
  Venture partners' contributions to venture . . . . . . . . . . . . . . . . . . . . .         137,120             --
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . . . .        (561,383)      (14,596,174)
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . . . . .         (25,060)         (165,157)
                                                                                           -----------        ----------
        Net cash used in financing activities. . . . . . . . . . . . . . . . . . . . .        (550,155)      (14,853,571)
                                                                                           -----------        ----------
        Net decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . .        (179,073)          (76,443)

        Cash and cash equivalents, beginning of the year . . . . . . . . . . . . . . .      14,266,786           286,137
                                                                                           -----------        ----------
        Cash and cash equivalents, end of the period . . . . . . . . . . . . . . . . .     $14,087,713           209,694
                                                                                           ===========        ==========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . .     $ 1,264,189         1,276,036
                                                                                           ===========        ==========
  Non-cash investing and financing activities. . . . . . . . . . . . . . . . . . . . .     $     --                --
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

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 1995 AND 1994

                                    (UNAUDITED)


     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1994, which are included in the Partnership's 1994 Annual Report on Form 10-K (File No. 0-16516) filed on March 25, 1995, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


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

                                    1995                        1994
                         -----------------------    -------------------------
                        GAAP BASIS     TAX BASIS     GAAP BASIS    TAX BASIS
                        ----------     ---------     ----------    ---------
Net earnings
 (loss). . . . . . . .    $562,525      (605,628)    (3,042,399)  (1,735,149)
Net earnings
 (loss) per
 limited
 partnership
 interest. . . . . . .    $   3.97         (4.12)        (20.81)      (11.82)
                          ========    ==========     ==========    =========

     The net earnings (loss) per limited partnership interest is based upon the Interests outstanding at the end of each period. Deficit capital accounts will result, through the duration of the Partnership, in the recognition of net gain for financial reporting and income tax purposes.

     Certain amounts in the 1994 consolidated financial statements have been reclassified to conform to the 1995 presentation.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($13,621,566 and $14,137,500 held at March 31, 1995 and December 31, 1994, respectively) as cash equivalents with any remaining (generally with original maturities of one year or less) amounts reflected as short-term investments being held to maturity.

     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived assets (primarily its consolidated investments in land, buildings and improvements) whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value less costs to sell.

     The amount of any impairment loss recognized by the Partnership under its current accounting policy has been limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 would be determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain for financial reporting purposes to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     The Partnership expects to adopt SFAS 121 no later than the first quarter of 1996. Although the Partnership has not currently assessed the full impact of adopting SFAS 121, the amount of any such required impairment loss could be materially higher than the amounts that have been recorded in the past or may be recorded in 1995 under the Partnership's current impairment policy. In addition, upon the disposition of an impaired property, the Partnership would generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's current impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this new accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes.

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(2)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at March 31, 1995 is party to five joint venture agreements (JMB/Owings, JMB/125, 260 Franklin, Villages Northeast and JMB/NewPark) directly or indirectly with Carlyle Real Estate Limited Partnership - XV ("Carlyle-XV") (and for JMB/125, Carlyle Advisors, Inc.) and one joint venture agreement (Palm Desert) with Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"). Carlyle-XV and Carlyle-XVII are each sponsored by the Corporate General Partner. In addition, the Partnership was a party to a joint venture agreement with Carlyle-XVII for JMB/Warner, which sold its interest in its property in November 1993 and terminated. The terms of the affiliated joint venture agreements provide, in general, that the benefits and obligations of ownership, including tax effects, net cash receipts and net sale and refinancing proceeds and capital contribution obligations are allocated or distributed, as the case may be, between the Partnership and the affiliated partner in proportion to their respective capital contributions to the affiliated venture. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership at March 31, 1995 owns interests through the above ventures in three apartment complexes, one office building and two shopping centers. In 1993, the Partnership, through JMB/Owings, sold its interest in Owings Mills Shopping Center and, through JMB/Warner, sold the Blue Cross Building. In 1994, the Partnership through its indirect ownership of JMB/125 assigned its interest in the 125 Broad Street Building (note 3(b)).

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

     (b)  JMB/125

     In November 1994, the Partnership through its indirect ownership of JMB/125 assigned its interest in the 125 Broad Street Building (note 3(b)).

     In December 1985, the Partnership, through the JMB/125 joint venture partnership, acquired an interest in an existing joint venture partnership ("125 Broad") which owns a 40-story office building, together with a leasehold interest in the underlying land, located at 125 Broad Street in New York, New York. In addition to JMB/125, the other partners (the "O&Y partners") of 125 Broad included O&Y 25 Realty Company L.P., Olympia & York Broad Street Holding Company L.P. (USA) and certain other affiliates of Olympia & York Developments, Ltd. ("O&Y").

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

     The partnership agreement of 125 Broad, as amended, provided that the O&Y partners were obligated to make advances to pay operating deficits incurred by 125 Broad from the earlier of 1991 or the achievement of a 95% occupancy rate of the office building through 1995. In addition, from closing through 1995, the O&Y partners were required to make capital contributions to 125 Broad for the cost of tenant improvements and leasing expenses up to certain specified amounts and to make advances to 125 Broad to the extent such costs exceed such specified amounts and such costs are not paid for by the working capital provided by JMB/125 or the cash flow of 125 Broad. The amount of all costs for such tenant improvements and leasing expenses over the specified amounts and the advances for operating deficits from the earlier of the achievement of a 95% occupancy rate of the office building or 1991 were treated by 125 Broad as non-recourse loans bearing interest, payable monthly, at the floating prime rate of an institutional lender. Due to a major tenant vacating in 1991 and the O&Y affiliates' default under the "takeover space" agreement, the property operated at a deficit in 1994 and was expected to operate at a deficit for the next several years. Such deficits were required to be funded by additional loans from the O&Y partners, although as discussed below the O&Y partners were in default of such funding obligation since June 1992. The outstanding principal balance and any accrued and unpaid interest on such loans were to be payable from 125 Broad's annual cash flow or net sale or refinancing proceeds, as described below. Any unpaid principal of such loans and any accrued and unpaid interest thereon were to be due and payable on December 31, 2000. JMB/125 and the O&Y partners were obligated

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


to make capital contributions, in proportion to their respective interests in 125 Broad, in amounts sufficient to enable 125 Broad to pay any excess expenditures not covered by the capital contributions or advances of the O&Y partners described above.

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

     As a result of the assignment by JMB/125 of its interest in 125 Broad to an affiliate of the O&Y partners and the release of JMB/125 of claims related to 125 Broad, JMB/125 was relieved of any obligation to contribute any additional amounts to 125 Broad, including any amount of its deficit capital account to 125 Broad. Reference is made to note 3(b) for a discussion of JMB/125's assignment of interest in 125 Broad.

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

     Due to the O&Y partners' previous failure to advance necessary funds to 125 Broad as required under the joint venture agreement, 125 Broad in June 1992 defaulted on its mortgage loan by failing to pay approximately $4,722,000 of the semi-annual interest payment due on the loan. As a result of this default, the loan agreement provided for a default interest rate of 13-1/8% per annum on the unpaid principal amount. In addition, during 1992 affiliates of O&Y defaulted on a "takeover space" agreement with Johnson & Higgins, Inc. ("J&H"), one of the major tenants at the 125 Broad Street Building, whereby such affiliates of O&Y agreed to assume certain lease obligations of J&H at another office building in consideration of J&H's leasing space in the 125 Broad Street Building. As a result of this default, J&H offset rent payable to 125 Broad for its lease at the 125 Broad Street Building in the amount of approximately $43,500,000 through the date of the assignment, and it was expected that J&H would continue to offset amounts due under its lease corresponding to amounts by which the affiliates of O&Y were in default under the "takeover space" agreement. As a result of the O&Y affiliates' default under the "takeover space" agreement and the continuing defaults of the O&Y partners to advance funds to cover operating deficits, as of the date of the assignment by JMB/125 of its interest in 125 Broad, the arrearage under the

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

mortgage loan had increased to approximately $69,447,000. As discussed above, approximately $26,700,000 was remitted to the lender in October 1993 in connection with the early termination of the Salomon Brothers lease, and was applied towards mortgage principal for financial reporting purposes. Due to their obligations relating to the "takeover space" agreement, the affiliates of O&Y were obligated for the payment of the rent receivable associated with the J&H lease at the 125 Broad Street Building. Based on the continuing defaults of the O&Y partners, 125 Broad provided loss reserves for the entire $43,500,000 of rent offset by J&H, and also reserved approximately $32,600,000 in 1992 of accrued rents receivable relating to such J&H lease, since the ultimate collectability of such amounts depended upon the O&Y partners' and the O&Y affiliates' performance of their obligations. The Partnership's share of such losses was approximately $888,000 for the three months ended March 31, 1994 and is included in the Partnership's share of loss from operations of unconsolidated venture.

     The office building was being managed pursuant to a long-term agreement with an affiliate of the O&Y partners. Under the terms of the management agreement, the manager was obligated to manage the office building, collect all receipts from operations and to the extent available from such receipts pay all expenses of the office building. The manager was entitled to receive a management fee equal to 1% of gross receipts of the property.

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

     260 Franklin reached an agreement with the lender to modify the terms of the long-term mortgage note secured by the 260 Franklin Street Building in December 1991. Beginning May 1991, the modified mortgage note provides for monthly payments of interest only based upon the then outstanding balance at a rate of 6% per annum through January 1992 and 8% per annum thereafter. Upon the scheduled or accelerated maturity, or prepayment of the mortgage loan, 260 Franklin shall be obligated to pay an amount sufficient to provide the lender with an 11% per annum yield on the mortgage note from January 1, 1991 through the date of maturity or prepayment. In addition, upon maturity (scheduled for January 1996) or prepayment, 260 Franklin is obligated to pay to the lender a residual interest amount equal to 60% of the highest amount, if any, of (i) net sales proceeds, (ii) net refinancing proceeds, or (iii) net appraisal value, as defined. No amounts have been required to be accrued for such contingent payments. 260 Franklin is required to (i) escrow excess cash flow from operations (computed without a deduction for property management fees and leasing commissions to an affiliate), beginning in 1991, to cover future cash flow deficits, (ii) make an initial contribution to the escrow account of $250,000, of which the Partnership's share was $75,000, and
(iii) make annual escrow contributions, through January 1995, of $150,000, of which the Partnership's share is $45,000. The escrow account ($5,510,598 at March 31, 1995 including accrued interest) is to be used to cover the cost of capital and tenant improvements and lease inducements ($1,154,305 used as of March 31, 1995) as defined, with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender as described above.

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

     On December 31, 1992, NewPark Associates refinanced the shopping center with an institutional lender. The new mortgage note payable in the principal amount of $50,620,219 is due on November 1, 1995. Monthly payments of interest only of $369,106 were due through November 30, 1993. Commencing on December 1, 1993 through October 30, 1995, principal and interest are due in monthly payments of $416,351 with a final balloon payment due November 1, 1995. Interest on the note payable accrues at 8.75% per annum. The joint venture has an option to extend the term of the mortgage note payable to November 1, 2000 upon payment of a $250,000 option fee and satisfaction of certain conditions (which the Partnership currently expects the joint venture to be able to satisfy if required) as specified in the mortgage note. The joint venture has commenced discussions with the lender regarding an extension of the loan, however, there can be no assurance that the joint venture will be able to obtain such an extension. A portion of the proceeds from the note payable were used to pay the outstanding balance, including accrued interest, under the previous mortgage note payable and the notes payable to the unaffiliated joint venture partner.

     (e)  JMB/Warner

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

     The Partnership and Carlyle-XVII acquired their interests in Palm Desert, subject to a first mortgage loan with an outstanding principal balance of approximately $43,500,000, for an initial aggregate contribution of approximately $17,400,000, all of which was paid in cash at closing, of which the Partnership's share was approximately $14,925,000. The Partnership's and Carlyle-XVII's initial aggregate contributions were used

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


to make the distribution to the joint venture partner as described below and to pay a portion of the closing costs. Except for amounts to be contributed to Palm Desert to pay certain closing costs, the joint venture partner was not required to make any capital contributions to Palm Desert at closing. However, in consideration of a distribution from Palm Desert at closing, the joint venture partner was obligated to make periodic contributions to Palm Desert to retire the $13,752,746 purchase price obligation of Palm Desert to the seller of the shopping center, of which the final $4,826,906 was paid in January 1993. In addition, the joint venture partner has made and was obligated to make contributions to Palm Desert through December 1994 to pay any operating deficits and to pay a portion of the returns to the Partnership and Carlyle-XVII. Amounts required to pay the cost of tenant improvements and allowances and other capital expenditures, as well as any operating deficits of Palm Desert after December 1994, have been and are expected to be contributed in the future to Palm Desert 25% by the joint venture partner and 75% by the Partnership and Carlyle-XVII in the aggregate. Reference is made to Note 3(h) of Notes to Consolidated Financial Statements contained in the Partnership's 1994 Report on Form 10-K for further information concerning the joint venture agreement.

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

     (g)  Villages Northeast

     The Villages Northeast joint venture, through a joint venture with an affiliate of the developer, refinanced in 1992 the first mortgage loan secured by the Dunwoody Crossing (Phase II) Apartments located in Atlanta, Georgia.

     The new lender required the establishment of an escrow account for real estate taxes to be deposited on a monthly basis through maturity on November 1, 1997.

     The first mortgage loan in the principal amount of approximately $20,525,000 at September 30, 1994, secured by the Dunwoody Crossing Phase I and III Apartments was scheduled to mature in October 1994. The joint venture owning the property negotiated an extension of the mortgage loan until December 15, 1994 and then reached an agreement with the existing lender for a new loan, which requires monthly payments of principal and interest (8.65% per annum) of $171,737 beginning February 15, 1995 and continuing through November 15, 1997, when the remaining balance will be payable.

     An affiliate of the General Partners managed the property until December 1994 for a fee equal to 5% of the gross revenues of the complexes.

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

     The net cash proceeds and gain from sale of the interest in OMLP is allocated 50% to the Partnership and 50% to Carlyle-XV in accordance to the JMB/Owings partnership agreement.

     For financial reporting purposes, JMB/Owings recognized, on the date of sale, gain of $5,254,855, of which the Partnership's share is $2,627,427, attributable to JMB/Owings being relieved of its obligations under the OMLP's partnership agreement pursuant to the terms of the sale agreement. The Partnership had adopted the cost recovery method until such time as the purchaser's initial investment was sufficient in order to recognize gain under Statement of Financial Accounting Standards No. 66 ("SFAS #66"). At December 31, 1994, the total deferred gain of JMB/Owings, including principal and interest payments of $1,858,572 received through December 31, 1994, was $10,305,210, of which the Partnership's share was $5,152,655. As JMB/Owings collected a sufficient amount of the purchaser's initial investment in accordance with SFAS #66 at March 31, 1995, JMB/Owings recognized $1,211,592 of deferred gain and $1,084,291 of interest income in the three months ended March 31, 1995, of which the Partnership's share is $605,796 and $542,145, respectively.

     (b)  JMB/125

     On November 15, 1994, effective as of October 31, 1994, JMB/125 and certain affiliates of O&Y reached an agreement to settle their disputes regarding 125 Broad and its property. Under the terms of the agreement, JMB/125 assigned its interest in 125 Broad to an affiliate of O&Y and released the O&Y partners from any claims related to 125 Broad. In return, JMB/125 received an unsecured promissory note in the principal amount of $5 million bearing simple interest at 4.5% per annum with all principal and accrued interest due at maturity in October 1999, subject to mandatory prepayments of principal and interest or acceleration of the maturity date

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


under certain circumstances. As of December 31, 1994, the note has been fully reserved for by JMB/125. In addition, JMB/125 received a release from any claims of certain O&Y affiliates and will generally be indemnified against any liability as a general partner of 125 Broad. JMB/125 was also relieved of any obligation to contribute cash to 125 Broad in the amount of its deficit capital account balance. Affiliates of O&Y subsequently filed a prearranged bankruptcy plan for reorganization of 125 Broad under Chapter 11 of the Bankruptcy Code in order to facilitate 125 Broad's transfer of the office building to the mortgage lender in satisfaction of the mortgage indebtedness and other claims. In January 1995, the plan for reorganization was approved by the bankruptcy court and was consummated, and the bankruptcy case was concluded. As a result of the assignment of its interest, JMB/125 no longer has an ownership interest in the office building and recognized in 1994 gains of $53,412,105 and $49,616,240 for financial reporting and Federal income tax purposes, respectively. The Partnership's share of such gains is $20,162,696 and $17,786,455 for financial reporting and Federal income tax purposes, respectively, although no sales proceeds have been received or are expected to be received.


(4)  TRANSACTIONS WITH AFFILIATES

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

     Fees, commissions and other expenses required to be paid by the Partnership (or its consolidated ventures) to the General Partners and their affiliates as of March 31, 1995 and for the three months ended March 31, 1995 and 1994 are as follows:

                                                                     Unpaid at
                                                                     March 31,
                                           1995         1994           1995
                                         -------       ------      -------------

Management fees to
 Corporate General
 Partner . . . . . . . . . . . . .       $41,767       38,986          38,985
Reimbursement (at cost)
 for out-of-pocket
 expenses and salaries
 and salary related
 expenses. . . . . . . . . . . . .        22,313       18,510            --
                                         -------       ------          ------

                                         $64,080       57,496          38,985
                                         =======       ======          ======

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries (and salary related expenses) and direct expenses of their officers and employees and direct expenses of the Corporate General Partner and its affiliates while directly engaged in the administration of the Partnership and operation of its properties. Such costs relating to the administration of the Partnership were $21,416 and $134,843 for the three months ended March 31, 1995 and for the twelve months ended December 31, 1994, respectively, all of which were paid as of March 31, 1995.

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


(5)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/125 (for the three months ended March 31, 1995 (note 3(b)) and 260 Franklin for the three months ended March 31, 1995 and 1994 is as follows:

                                                       1995          1994
                                                   -----------    ----------
  Total income . . . . . . . . . . . . . . . .     $ 2,907,906    11,472,085
  Expenses applicable to operating loss. . . .       4,144,034    24,295,630
                                                   -----------    ----------
  Operating loss . . . . . . . . . . . . . . .     $ 1,236,128    12,823,545
                                                   ===========    ==========
  Partnership's share of loss. . . . . . . . .     $   370,838     2,565,996
                                                   ===========    ==========


(6)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1995 and for the three months ended March 31, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At March 31, 1995, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $14,808,000. Such funds and short-term investments of approximately $670,000 are available for distributions to partners, capital improvements and working capital requirements. Anticipated operating deficits at the 260 Franklin office building are expected to be paid out of the unconsolidated joint venture's restricted reserve account. The Partnership and its consolidated ventures have currently budgeted in 1995 approximately $620,000 for tenant improvements and other capital expenditures. The Partnership's share of such items, including its share of such items for its unconsolidated ventures, is currently budgeted to be approximately $747,000. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through cash generated by the investment properties, and from the sale and refinancing of such properties. In such regard, reference is made to the Partnership's property specific discussions below. Because the cash flow from the Blue Cross Building, which was sold in November 1993, was a significant portion of the Partnership's total operating cash flow, beginning in 1994, Partnership distributions to partners from operations were reduced.

     The Partnership's and its ventures' mortgage obligations are separate non-recourse loans secured by the investment properties individually and are not obligations of the entire investment portfolio. For any particular investment property that is incurring deficits or for which the existing financing has matured, the Partnership or its ventures may seek a modification or refinancing of the existing indebtedness and, in the absence of a satisfactory debt modification, may decide, in light of the then existing and expected future market conditions for such investment property, not to commit additional funds to such investment property. This would result in the Partnership no longer having an ownership interest in such property and generally would result in gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds.

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

     The mortgage note secured by NewPark Mall matures November 1, 1995. The mortgage can be extended until November 1, 2000 upon payment of a $250,000 option fee and satisfaction of certain conditions (which the Partnership currently expects the joint venture to be able to satisfy if required). The joint venture has commenced discussions with the existing lender regarding an extension of the loan. However, there can be no assurance that the joint venture will be able to obtain such an extension. Reference is made to Note 2(d).

     In November 1994, JMB/125 and certain affiliates of Olympia & York Developments, Ltd. ("O&Y") reached an agreement to settle their dispute regarding 125 Broad and its property. Under the terms of the agreement, JMB/125 assigned its interest in 125 Broad to an affiliate of O&Y and released its venture partners (the "O&Y partners") from any claims related to 125 Broad. In return, JMB/125 received an unsecured promissory note in the principal amount of $5 million bearing simple interest at 4.5% per annum with all principal and accrued interest due at maturity in October 1999, subject to mandatory prepayments of principal and interest or acceleration of the maturity date under certain circumstances. In addition, JMB/125 received a release from any claims of certain O&Y affiliates and will generally be indemnified against any liability as a general partner of 125 Broad. JMB/125 was also relieved of any obligation to contribute cash to 125 Broad in the amount of its deficit capital account balance. Affiliates of O&Y subsequently filed a pre-arranged bankruptcy plan for reorganization of 125 Broad under Chapter 11 of the Bankruptcy Code in order to facilitate 125 Broad's transfer of the office building to the mortgage lender in satisfaction of the mortgage debt and other claims. In January 1995, the plan for reorganization was approved by the bankruptcy court and was consummated, and the bankruptcy case was concluded.

     Vacancy rates in the downtown Manhattan office market have increased significantly over the last few years. As vacancy rates rise, competition for tenants increases, which results in lower effective rental rates. The increased vacancy rate in the downtown Manhattan office market has resulted primarily from layoffs, cutbacks and consolidations by many of the financial service companies which, along with related businesses, dominate this submarket. The Partnership believed that these adverse market conditions and the negative impact on effective rental rates would continue over the next several years. The depressed market in downtown Manhattan had significantly affected the 125 Broad Street Building as the occupancy had decreased to 66%, partially as a result of a major tenant vacating 395,000 square feet (30% of the building) at the expiration of its lease during 1991. Additionally, in October 1993, 125 Broad entered into an agreement with Salomon Brothers, Inc. to terminate its lease covering approximately 231,000 square feet (17% of the building) at the property on December 31, 1993 rather than its scheduled termination in January 1997.
It was expected that the property would be adversely affected by lower than originally expected effective rental rates to be achieved upon re-leasing of the space. The low effective rental rates coupled with the lower occupancy during the re-leasing period were expected to result in the property operating at a significant deficit in 1995 and for the next several years. The O&Y partners were obligated to fund (in the form of interest-bearing loans) operating deficits and costs of lease-up and capital improvements through the end of 1995. However, the O&Y partners were in default in respect to certain of their funding obligations, and it appeared unlikely that the O&Y partners would fulfill their obligations to 125 Broad and JMB/125. Based on the facts discussed above and as described more fully in Note 2(b), 125 Broad recorded a provision for value impairment as of December 31, 1991 to reduce the net book value of the 125 Broad Street Building to the then outstanding balance of the related non-recourse financing and O&Y partner loans due to the uncertainty of the joint venture's ability to recover the net carrying value of the investment property through future operations or sale.

     The O&Y partners failed to advance necessary funds to 125 Broad as required under the joint venture agreement, and as a result, 125 Broad in June 1992 defaulted on its mortgage loan. In addition, during 1992 affiliates of O&Y defaulted on a "takeover space" agreement with Johnson & Higgins, Inc. ("J&H"), one of the major tenants at the 125 Broad Street Building, whereby such affiliates of O&Y had agreed to assume certain lease obligations of J&H at another office building in consideration of J&H's leasing space in the 125 Broad Street Building. As a result of this default, J&H offset rent payable to 125 Broad for its lease at the 125 Broad Street Building and it was expected that J&H would continue to offset amounts due under its lease corresponding to amounts by which the affiliates of O&Y were in default under the "takeover space" agreement.
Due to their obligations relating to the "takeover space" agreement, the affiliates of O&Y were obligated for the payment of the rent receivable associated with the J&H lease at the 125 Broad Street Building. Based on the continuing defaults of the O&Y partners, 125 Broad reserved the entire $43,500,000 of rent offset by J&H, and also reserved approximately $32,600,000 of accrued rents receivable relating to such J&H lease in 1992, since the ultimate collectability of such amounts depended upon the O&Y partners' and the O&Y affiliates' performance of their obligations. The Partnership's share of such losses was approximately $888,000 for the three months ended March 31, 1994 and is included in the Partnership's share of loss from operations of unconsolidated ventures.

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

The property is currently expected to operate at a deficit for 1995 and for several years thereafter. The loan modification required that 260 Franklin establish an escrow account for excess cash flow from the property's operations (computed without a deduction for property management fees and lease commissions to an affiliate) to be used to cover the cost of capital and tenant improvements and lease inducements (as defined), which are the primary components of the anticipated operating deficits noted above, with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender. Beginning January 1, 1992, 260 Franklin began escrowing the payment of property management fees and lease commissions owed to an affiliate of the Corporate General Partner pursuant to the terms of the debt modification. The Partnership's share of such fees and lease commissions is approximately $323,000 at March 31, 1995. In 1995, the leases of tenants occupying approximately 107,000 square feet (approximately 31% of the property) at the 260 Franklin Street Building expire. It is anticipated that there would be significant cost related to releasing this space. In addition, the long-term mortgage loan matures January 1, 1996. If 260 Franklin is unable to refinance or extend the mortgage loan, the Partnership may decide not to commit any significant additional funds. This may result in the Partnership no longer having an ownership interest in the property. This would result in the Partnership recognizing a gain for financial reporting and Federal income tax purposes with no distributable proceeds.

     On November 2, 1993, the Partnership through JMB/Warner Center Associates sold the Blue Cross Building to an unaffiliated buyer for a sale price of $76,909,292, of which the Partnership's share was $57,061,733.
The sales price consisted of $23,300,000 (before costs of sale) paid in cash at closing and the assumption by the purchaser of the existing mortgage note having an unpaid amount of $53,609,292. Reference is made to
Note 2(e). In February 1994, the Partnership made cash distributions to its Limited Partners that included $100 per Interest from proceeds received in connection with the sale of the Blue Cross Building.

     The Partnership received (through a joint venture with an affiliate) its specified cash return relating to Palm Desert Town Center, which was being funded by the unaffiliated venture partner through December 31, 1994 pursuant to the terms of the applicable joint venture agreement. Since the preferred return period has expired as discussed above, the Partnership's share of cash flow will be subject to the operations of the property and may be significantly lower than the return received in previous years. In addition, the Partnership is receiving cash distributions from operations of the Dunwoody Crossings Apartments and NewPark Mall.

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

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. The Partnership's philosophy and approach has been to aggressively and creatively manage the Partnership's real estate assets to attract and retain tenants. Net effective rents to the landlord from renewal tenants are much more favorable than lease terms which can be negotiated with new tenants. However, the Partnership's capital resources must also be preserved and allocated in such a manner as to maximize the total value of the portfolio.

As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. The Partnership has also sought or is seeking additional loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since outside sources of capital may be limited.

     As previously reported, due to these factors, it is likely that the Partnership will hold certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. Although the Partnership expects to distribute sale proceeds from the disposition of the Partnership's remaining assets, without a dramatic improvement in market conditions, Limited Partners will receive significantly less than their original investment.

     The General Partners had deferred through December 31, 1992, their receipt of partnership management fees and distributions of net cash generated from operations. The cumulative amount of such deferrals at June 30, 1994 was $2,372,056. Such amount did not bear interest and was paid in full in July 1994. Beginning in 1993, the General Partners are receiving partnership management fees and distributions of net cash generated from operations. Reference is made to Note 4.

RESULTS OF OPERATIONS

     The decrease in interest, rents and other receivables at March 31, 1995 as compared to December 31, 1994 is primarily due to the collection in 1995 of tenant expense reimbursements related to 1994 at Palm Desert Town Center.

     The decrease in prepaid expenses at March 31, 1995 as compared to December 31, 1994 is primarily due to the timing of payment of insurance premiums at Palm Desert Town Center.

     The increase in accounts payable at March 31, 1995 as compared to December 31, 1994 is primarily due to the timing of payment of operating expenses at Palm Desert Town Center.

     The increase in rental income for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is primarily due to tenant recoveries at Palm Desert Town Center.

     The increase in amortization of deferred expenses for the three months ending March 31, 1995 as compared to the three months ending March 31, 1994 is primarily due to increased amortization of capitalized leasing costs at Palm Desert Town Center.

     The increase in Partnership's share of earnings from operations of unconsolidated ventures for the three months ending March 31, 1995 as compared to the three months ending March 31, 1994 is due to the assignment of the Partnership's interest in the 125 Broad Street Building in November 1994. (Reference is made to Note 3(b)). The increase is also due to the recognition of interest income on the sale of the Partnership's interest in Owings Mills. (Reference is made to Note 3(a)).

     The gain on sale of Partnership's investment in unconsolidated venture for the three months ended March 31, 1995 is due to the recognition of gain on sale of the Partnership's interest in Owings Mills in accordance with Statement of Financial Accounting Standards No. 66. (Reference is made to
Note 3(a)).

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                          OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties:

                                                               1994                                  1995
                                                   -------------------------------        ------------------------------
                                           At          At          At          At       At        At       At        At
                                          3/31        6/30        9/30       12/31     3/31      6/30     9/30     12/31
                                          ----        ----        ----       -----     ----      ----    -----     -----
1.  125 Broad Street Building
     New York, New York. . . . . . . .     54%         54%         54%         N/A      N/A
2.  260 Franklin Street Building
     Boston, Massachusetts . . . . . .     99%         99%         99%         99%      99%
3.  Dunwoody Crossing
     (Phase I, II, and III)
     Apartments
     DeKalb County (Atlanta),
     Georgia . . . . . . . . . . . . .     91%         93%         91%         88%      93%
4.  NewPark Mall
     Newark (Alameda County),
     California. . . . . . . . . . . .     80%         80%         80%         81%      80%
5.  Palm Desert Town Center
     Palm Desert (Palm Springs),
     California. . . . . . . . . . . .     97%         95%         96%         97%      97%

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

    10-G.   Sale document and exhibits thereto relating to the Partnership's contract of sale of the Blue Cross Building in Woodland Hills, California is hereby incorporated by reference to Exhibit 10-N to the Partnership's Form 10-Q for September 30, 1993 (File No. 0-16516) dated November 11,
1993.

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

    10-J.   Documents relating to the modification of the mortgage loan secured by Dunwoody Crossing Apartments (Phases I and III) are hereby incorporated by reference to the Partnership's Form 10-K for December 31, 1994 (File No. 0-16516) dated March 27, 1995.

    10-K.   Documents relating to the assignment of JMB/125's interest in
125 Broad Street Company are hereby incorporated by reference to the Partnership's Form 10-K for December 31, 1994 (File No. 0-16516) dated March 27, 1995.

    10-L.   Modification to Reserve Escrow Agreement relating to the 260
Franklin Street Building is filed herewith.

    27.     Financial Data Schedule


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


                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI

                   BY:    JMB Realty Corporation
                          (Corporate General Partner)




                          By:    GAILEN J. HULL
                                 Gailen J. Hull, Senior Vice President
                          Date:  May 11, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                 GAILEN J. HULL
                                 Gailen J. Hull, Principal Accounting Officer
                          Date:  May 11, 1995