Form 10-Q
period 1995-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XVI
filed 1995-08-14
CIK 789950

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                     FORM 10-Q



                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934




For the quarter ended June 30, 1995        Commission file number 0-16516




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

                                                 CONSOLIDATED BALANCE SHEETS

                                             JUNE 30, 1995 AND DECEMBER 31, 1994

                                                         (UNAUDITED)

                                                           ASSETS
                                                           ------


                                                                                           JUNE 30,        DECEMBER 31,
                                                                                             1995             1994
                                                                                         ------------      -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . .       $ 14,280,457       14,266,786
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . .            203,468          783,716
  Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . . .            168,711          594,170
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             42,294          156,909
                                                                                         ------------     ------------
        Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,694,930       15,801,581
                                                                                         ------------     ------------
Investment properties, at cost (note 2):
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . .         60,071,090       60,061,137
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . .         13,021,259       12,018,826
                                                                                         ------------     ------------
        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . .         47,049,831       48,042,311
Investment in unconsolidated ventures,
  at equity (notes 1, 2 and 5) . . . . . . . . . . . . . . . . . . . . . . . . . .          3,446,931        3,318,589
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            459,881          434,303
Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            279,699          247,850
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,958,909        1,779,451
                                                                                         ------------     ------------
                                                                                         $ 67,890,181       69,624,085
                                                                                         ============     ============

                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XVI
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES
                                           CONSOLIDATED BALANCE SHEETS - CONTINUED

                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                    -----------------------------------------------------
                                                                                           JUNE 30,        DECEMBER 31,
                                                                                             1995             1994
                                                                                         ------------      -----------
Current liabilities:
  Current portion of long-term debt (notes 2(e) and 2(f)). . . . . . . . . . . . .       $    339,165          319,509
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            372,599          391,070
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            482,525          464,383
  Amounts due to affiliates (note 4) . . . . . . . . . . . . . . . . . . . . . . .             38,985           65,984
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              8,400           21,119
                                                                                         ------------     ------------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . .          1,241,674        1,262,065
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             60,031           78,406
Ground rent payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            979,456          889,727
Investment in unconsolidated ventures, at equity (notes 1, 2 and 4). . . . . . . .          5,396,402        5,669,281
Long-term debt, less current portion (notes 2(e) and 2(f)) . . . . . . . . . . . .         41,670,751       41,845,394
                                                                                         ------------     ------------
Commitments and contingencies (notes 1, 2 and 4)

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .         49,348,314       49,744,873

Venture partners' subordinated equity in ventures. . . . . . . . . . . . . . . . .          4,364,688        4,676,235
Partners' capital accounts (deficits) (note 1):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             20,000           20,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,969,809)      (3,129,431)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .         (1,348,937)      (1,300,486)
                                                                                         ------------     ------------
                                                                                           (4,298,746)      (4,409,917)
                                                                                         ------------     ------------
  Limited partners:
    Capital contributions, net of offering
      costs and purchase discounts . . . . . . . . . . . . . . . . . . . . . . . .        120,541,353      120,541,353
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (58,252,242)     (58,238,035)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .        (43,813,186)     (42,690,424)
                                                                                         ------------     ------------
                                                                                           18,475,925       19,612,894
                                                                                         ------------     ------------
        Total partners' capital accounts . . . . . . . . . . . . . . . . . . . . .         14,177,179       15,202,977
                                                                                         ------------     ------------
                                                                                         $ 67,890,181       69,624,085
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

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                      THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                         (UNAUDITED)

                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                      JUNE 30                           JUNE 30
                                                             --------------------------       --------------------------
                                                                1995            1994            1995             1994
                                                            -----------      ----------     -----------       ----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . .    $ 2,599,282       2,533,092       5,279,902        4,957,724
  Interest income. . . . . . . . . . . . . . . . . . . .        219,535         153,837         462,852          394,466
                                                            -----------      ----------     -----------       ----------
                                                              2,818,817       2,686,929       5,742,754        5,352,190
                                                            -----------      ----------     -----------       ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . .      1,261,089       1,268,641       2,544,206        2,553,523
  Depreciation . . . . . . . . . . . . . . . . . . . . .        501,223         501,849       1,002,433        1,003,428
  Property operating expenses. . . . . . . . . . . . . .      1,169,652       1,087,380       2,460,456        2,379,354
  Professional services. . . . . . . . . . . . . . . . .         42,621          73,527         183,618          213,616
  Amortization of deferred expenses. . . . . . . . . . .         25,494          10,268          50,987           24,422
  Management fees to corporate
    general partner (note 4) . . . . . . . . . . . . . .         38,985          38,985          80,752           77,971
  General and administrative . . . . . . . . . . . . . .         84,350          69,531         184,943          151,575
                                                            -----------      ----------     -----------       ----------
                                                              3,123,414       3,050,181       6,507,395        6,403,889
                                                            -----------      ----------     -----------       ----------
        Operating loss . . . . . . . . . . . . . . . . .       (304,597)       (363,252)       (764,641)      (1,051,699)
Partnership's share of loss
  from operations of unconsolidated
  ventures (notes 1, 2 and 4). . . . . . . . . . . . . .       (297,112)     (2,463,561)       (181,559)      (5,100,126)
Venture partners' share of ventures'
  operations . . . . . . . . . . . . . . . . . . . . . .        122,952         268,434         424,172          551,047
                                                            -----------      ----------     -----------       ----------
        Net operating loss . . . . . . . . . . . . . . .       (478,757)     (2,558,379)       (522,028)      (5,600,778)
Gain on sale of Partnership's investment
  in unconsolidated venture (note 3(a)). . . . . . . . .         61,647           --            667,443            --
                                                            -----------      ----------     -----------       ----------
        Net earnings (loss). . . . . . . . . . . . . . .    $  (417,110)     (2,558,379)        145,415       (5,600,778)
                                                            ===========      ==========     ===========       ==========

                                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)



                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                      JUNE 30                           JUNE 30
                                                             --------------------------       --------------------------
                                                                1995            1994            1995             1994
                                                            -----------      ----------     -----------       ----------

        Net earnings (loss) per limited
         partnership interest (note 1):
           Net operating loss. . . . . . . . . . . . . .    $     (3.27)         (17.50)          (3.57)          (38.31)
           Gain on sale of Partnership's
            investment in unconsolidated
            venture. . . . . . . . . . . . . . . . . . .            .44           --               4.71            --
                                                            -----------      ----------     -----------       ----------
                                                            $     (2.83)         (17.50)           1.14           (38.31)
                                                            ===========      ==========     ===========       ==========
        Cash distributions per
          limited partnership
          interest (note 1). . . . . . . . . . . . . . .    $      4.00            4.00            8.00           108.00
                                                            ===========      ==========     ===========       ==========





















                                See accompanying notes to consolidated financial statements.

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                         (UNAUDITED)

                                                                                              1995               1994
                                                                                          ------------      ------------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    145,415        (5,600,778)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,002,433         1,003,428
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .          50,987            24,422
    Partnership's share of loss from operations of
      unconsolidated ventures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         181,559         5,100,126
    Venture partners' share of ventures' operations. . . . . . . . . . . . . . . . . .        (424,171)         (551,047)
    Gain on sale of Partnership's investment in
      unconsolidated venture . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (667,443)            --
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . . . .         425,459           670,943
    Other prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         114,615           111,502
    Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (31,849)           48,134
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (179,458)         (104,442)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (18,471)           33,524
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          18,142             6,759
    Amounts due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (26,999)              788
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (12,719)          (52,482)
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (18,375)           (8,730)
    Ground rent payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          89,729            26,111
                                                                                           -----------       -----------
        Net cash provided by operating activities. . . . . . . . . . . . . . . . . . .         648,854           708,258
                                                                                           -----------       -----------
Cash flows from investing activities:
  Net sales and maturities of short-term investments . . . . . . . . . . . . . . . . .         580,248        29,294,396
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . . . . .          (9,953)            --
  Partnership's distributions from unconsolidated ventures . . . . . . . . . . . . . .         129,663           298,982
  Partnership's contributions to unconsolidated ventures . . . . . . . . . . . . . . .         (45,000)         (105,800)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (76,565)          (68,586)
                                                                                           -----------       -----------
        Net cash provided by investing activities. . . . . . . . . . . . . . . . . . .         578,393        29,418,992
                                                                                           -----------       -----------
                                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                              1995               1994
                                                                                          ------------      ------------

Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . .        (154,987)         (137,543)
  Venture partners' distributions from venture . . . . . . . . . . . . . . . . . . . .         (24,496)       (1,127,160)
  Venture partners' contributions to venture . . . . . . . . . . . . . . . . . . . . .         137,120           743,887
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . . . .      (1,122,762)      (15,157,556)
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . . . . .         (48,451)         (188,548)
                                                                                           -----------       -----------
        Net cash used in financing activities. . . . . . . . . . . . . . . . . . . . .      (1,213,576)      (15,866,920)
                                                                                           -----------       -----------
        Net increase in cash and cash equivalents. . . . . . . . . . . . . . . . . . .          13,671        14,260,330

        Cash and cash equivalents, beginning of the year . . . . . . . . . . . . . . .      14,266,786           286,137
                                                                                           -----------       -----------
        Cash and cash equivalents, end of the period . . . . . . . . . . . . . . . . .     $14,280,457        14,546,467
                                                                                           ===========       ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . .     $ 2,526,064         2,546,764
                                                                                           ===========       ===========
  Non-cash investing and financing activities. . . . . . . . . . . . . . . . . . . . .     $     --                --
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

                              JUNE 30, 1995 AND 1994

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

                                    1995                        1994
                         -----------------------     -----------------------
                        GAAP BASIS     TAX BASIS     GAAP BASIS    TAX BASIS
                        ----------     ---------     ----------    ---------
Net earnings
 (loss). . . . . . . .    $145,415    (1,211,256)    (5,600,778)  (3,361,266)
Net earnings
 (loss) per
 limited
 partnership
 interest. . . . . . .    $   1.14         (8.24)        (38.31)      (22.99)
                          ========    ==========     ==========   ==========

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

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($13,590,078 and $14,137,500 held at June 30, 1995 and December 31,
1994, respectively) as cash equivalents with any remaining (generally with original maturities of one year or less) amounts reflected as short-term investments being held to maturity.

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

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(2)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at June 30, 1995 is party to five joint venture agreements (JMB/Owings, JMB/125, 260 Franklin, Villages Northeast and JMB/NewPark) directly or indirectly with Carlyle Real Estate Limited Partnership - XV ("Carlyle-XV") (and for JMB/125, Carlyle Advisors, Inc.) and one joint venture agreement (Palm Desert) with Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"). Carlyle-XV and Carlyle-XVII are each sponsored by the Corporate General Partner. In addition, the Partnership was a party to a joint venture agreement with Carlyle-XVII for JMB/Warner, which sold its interest in its property in November 1993 and terminated. The terms of the affiliated joint venture agreements provide, in general, that the benefits and obligations of ownership, including tax effects, net cash receipts and net sale and refinancing proceeds and capital contribution obligations are allocated or distributed, as the case may be, between the Partnership and the affiliated partner in proportion to their respective capital contributions to the affiliated venture. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership at June 30, 1995 owns interests through the above ventures in three apartment complexes, one office building and two shopping centers. In 1993, the Partnership, through JMB/Owings, sold its interest in Owings Mills Shopping Center and, through JMB/Warner, sold the Blue Cross Building. In 1994, the Partnership through its indirect ownership of JMB/125 assigned its interest in the 125 Broad Street Building (note 3(b)).

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

     JMB/125 is a joint venture between Carlyle-XVI Associates, L.P. (in which the Partnership holds a 99% limited partnership interest), Carlyle-XV Associates, L.P. and Carlyle Advisors, Inc. The terms of the JMB/125 venture agreement generally provided that JMB/125's share of 125 Broad's annual cash flow and sale or refinancing proceeds would be distributed or allocated to the Partnership in proportion to its (indirect) approximate 40% share of capital contributions to JMB/125. In April 1993, JMB/125, originally a general partnership, was converted to a limited partnership,

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


and the Partnership's interest in JMB/125, which previously has been held directly, was converted to a limited partnership interest and was contributed to Carlyle-XVI Associates, L.P. in exchange for a limited partnership interest in Carlyle-XVI Associates, L.P. As a result of these transactions, the Partnership acquired, indirectly through Carlyle-XVI Associates, L.P., an approximate 40% limited partnership interest in JMB/125. The general partner in each of JMB/125 and Carlyle-XVI Associates, L.P. is an affiliate of the Partnership. For financial reporting purposes, profits and losses of JMB/125 are generally allocated 40% to the Partnership.

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

     Due to the O&Y partners' previous failure to advance necessary funds to 125 Broad as required under the joint venture agreement, 125 Broad in June 1992 defaulted on its mortgage loan by failing to pay approximately $4,722,000 of the semi-annual interest payment due on the loan. As a result of this default, the loan agreement provided for a default interest rate of 13-1/8% per annum on the unpaid principal amount. In addition, during 1992 affiliates of O&Y defaulted on a "takeover space" agreement with Johnson & Higgins, Inc. ("J&H"), one of the major tenants at the 125 Broad Street Building, whereby such affiliates of O&Y agreed to assume certain lease obligations of J&H at another office building in consideration of J&H's leasing space in the 125 Broad Street Building. As a result of this default, J&H offset rent payable to 125 Broad for its lease at the 125 Broad Street Building in the amount of approximately $43,500,000 through the date of the assignment, and it was expected that J&H would continue to offset amounts due under its lease corresponding to amounts by which the affiliates of O&Y were in default under the "takeover space" agreement. As a result of the O&Y affiliates' default under the "takeover space" agreement and the continuing defaults of the O&Y partners to advance funds to cover operating deficits, as of the date of the assignment by JMB/125 of its interest in 125 Broad, the arrearage under the

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

mortgage loan had increased to approximately $69,447,000. As discussed above, approximately $26,700,000 was remitted to the lender in October 1993 in connection with the early termination of the Salomon Brothers lease, and was applied towards mortgage principal for financial reporting purposes. Due to their obligations relating to the "takeover space" agreement, the affiliates of O&Y were obligated for the payment of the rent receivable associated with the J&H lease at the 125 Broad Street Building. Based on the continuing defaults of the O&Y partners, 125 Broad provided loss reserves for the entire $43,500,000 of rent offset by J&H, and also reserved approximately $32,600,000 in 1992 of accrued rents receivable relating to such J&H lease, since the ultimate collectability of such amounts depended upon the O&Y partners' and the O&Y affiliates' performance of their obligations. The Partnership's share of such losses was approximately $1,737,000 for the six months ended June 30, 1994 and is included in the Partnership's share of loss from operations of unconsolidated venture.

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

     260 Franklin reached an agreement with the lender to modify the terms of the long-term mortgage note secured by the 260 Franklin Street Building in December 1991. Beginning May 1991, the modified mortgage note provides for monthly payments of interest only based upon the then outstanding balance at a rate of 6% per annum through January 1992 and 8% per annum thereafter. Upon the scheduled or accelerated maturity, or prepayment of the mortgage loan, 260 Franklin shall be obligated to pay an amount sufficient to provide the lender with an 11% per annum yield on the mortgage note from January 1, 1991 through the date of maturity or prepayment. In addition, upon maturity (scheduled for January 1996) or prepayment, 260 Franklin is obligated to pay to the lender a residual interest amount equal to 60% of the highest amount, if any, of (i) net sales proceeds, (ii) net refinancing proceeds, or (iii) net appraisal value, as defined. No amounts have been required to be accrued for such contingent payments. 260 Franklin is required to (i) escrow excess cash flow from operations (computed without a deduction for property management fees and leasing commissions to an affiliate), beginning in 1991, to cover future cash flow deficits, (ii) make an initial contribution to the escrow account of $250,000, of which the Partnership's share was $75,000, and
(iii) make annual escrow contributions, through January 1995, of $150,000, of which the Partnership's share is $45,000. The escrow account ($5,328,560 at June 30, 1995 including accrued interest) is to be used to cover the cost of capital and tenant improvements and lease inducements ($1,220,236 used as of June 30, 1995) as defined, with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender as
described above.   The joint venture has commenced discussions with the
lender regarding an additional modification or extension of the loan, however, there can be no assurance that the joint venture will be able to obtain any such modification or extension.

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

     On December 31, 1992, NewPark Associates refinanced the shopping center with an institutional lender. The new mortgage note payable in the principal amount of $50,620,219 is due on November 1, 1995. Monthly payments of interest only of $369,106 were due through November 30, 1993. Commencing on December 1, 1993 through October 30, 1995, principal and interest are due in monthly payments of $416,351 with a final balloon payment due November 1, 1995. Interest on the note payable accrues at 8.75% per annum. The joint venture has an option to extend the term of the mortgage note payable to November 1, 2000 upon payment of a $250,000 option fee and satisfaction of certain conditions (which the Partnership currently expects the joint venture to be able to satisfy if required) as specified in the mortgage note. The joint venture is continuing discussions with the lender regarding a five year extension of the loan, however, there can be no assurance that the joint venture will be able to obtain such an extension. In addition, the joint venture has also commenced discussions with other lenders to refinance the entire principal amount. A portion of the proceeds from the note payable were used to pay the outstanding balance, including accrued interest, under the previous mortgage note payable and the notes payable to the unaffiliated joint venture partner.

     (e)  JMB/Warner

     In December 1987, the Partnership acquired through JMB/Warner an interest in an existing five-structure office complex in Woodland Hills (Los Angeles), California known as the Blue Cross Building. On November 2, 1993, JMB/Warner sold the Blue Cross Building to an unaffiliated purchaser for a sales price of $76,909,292, of which the Partnership's share was $57,061,733. The sales price consisted of $23,300,000 (before costs of sale) paid in cash at closing and the assumption by the purchaser of the existing mortgage note having an unpaid amount of $53,609,292. The Partnership's share of net cash proceeds (before costs of sale and after consideration of the prorations) was approximately $17,833,000. In 1994, JMB/Warner distributed $1,078,168 to the affiliated venture partner, Carlyle-XVII as its remaining share of the funds from the joint venture.

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

The property is currently (reference to Note 4) being managed by the purchaser of the affiliate's assets on the same terms.

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

     The sale price of the interest in OMLP was $9,416,000, all of which was received in the form of a promissory note. In addition, the Partnership and Carlyle-XV were relieved of their allocated portion of the debt secured by the property. The promissory note (which is secured by a guaranty from an affiliate of the purchaser and of JMB/Owing's joint venture partner in OMLP) bears interest at a rate of 7% per annum unless a certain specified event occurs, in which event the rate would increase to 8% per annum for the remainder of the term of the note. The promissory note requires principal and interest payments of approximately $109,000 per month with the remaining principal balance of approximately $5,500,000 due and payable on June 30, 1998. The monthly installment of principal and interest would be adjusted for the increase in the interest rate if applicable. Early prepayment of the promissory note may be required under certain circumstances (as defined), including the sale or further encumbrance of Owings Mills Mall.

     The net cash proceeds and gain from sale of the interest in OMLP is allocated 50% to the Partnership and 50% to Carlyle-XV in accordance to the JMB/Owings partnership agreement.

     For financial reporting purposes, JMB/Owings recognized, on the date of sale, gain of $5,254,855, of which the Partnership's share is $2,627,427, attributable to JMB/Owings being relieved of its obligations under the OMLP's partnership agreement pursuant to the terms of the sale agreement. The Partnership had adopted the cost recovery method until such time as the purchaser's initial investment was sufficient in order to recognize gain under Statement of Financial Accounting Standards No. 66 ("SFAS #66"). At December 31, 1994, the total deferred gain of JMB/Owings, including principal and interest payments of $1,858,572 received through December 31, 1994, was $10,305,210, of which the Partnership's share was $5,152,655. As JMB/Owings has collected a sufficient amount of the purchaser's initial investment in accordance with SFAS #66 at March 31, 1995, the joint venture has adopted the installment method for the recognition of the remaining deferred gain. JMB/Owings recognized $1,334,888 of deferred gain and $1,179,650 of interest income in the six months ended June 30, 1995, of which the Partnership's share is $667,444 and $589,825, respectively.

     (b)  JMB/125

     On November 15, 1994, effective as of October 31, 1994, JMB/125 and certain affiliates of O&Y reached an agreement to settle their disputes regarding 125 Broad and its property. Under the terms of the agreement, JMB/125 assigned its interest in 125 Broad to an affiliate of O&Y and released the O&Y partners from any claims related to 125 Broad. In return, JMB/125 received an unsecured promissory note in the principal amount of $5 million bearing simple interest at 4.5% per annum with all principal and accrued interest due at maturity in October 1999, subject to mandatory prepayments of principal and interest or acceleration of the maturity date

                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


under certain circumstances. As of December 31, 1994, the note has been fully reserved for by JMB/125 due to the uncertainty of the collectibility of the note. In addition, JMB/125 received a release from any claims of certain O&Y affiliates and will generally be indemnified against any liability as a general partner of 125 Broad. JMB/125 was also relieved of any obligation to contribute cash to 125 Broad in the amount of its deficit capital account balance. Affiliates of O&Y subsequently filed a prearranged bankruptcy plan for reorganization of 125 Broad under Chapter 11 of the Bankruptcy Code in order to facilitate 125 Broad's transfer of the office building to the mortgage lender in satisfaction of the mortgage indebtedness and other claims. In January 1995, the plan for reorganization was approved by the bankruptcy court and was consummated, and the bankruptcy case was concluded. As a result of the assignment of its interest, JMB/125 no longer has an ownership interest in the office building and recognized in 1994 gains of $53,412,105 and $49,616,240 for financial reporting and Federal income tax purposes, respectively. The Partnership's share of such gains (all recognized in 1993) was $20,162,696 and $17,786,455 for financial reporting and Federal income tax purposes, respectively.


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

     Fees, commissions and other expenses required to be paid by the Partnership (or its consolidated ventures) to the General Partners and their affiliates as of June 30, 1995 and for the six months ended June 30, 1995 and 1994 are as follows:

                                                                     Unpaid at
                                                                     June 30,
                                          1995          1994           1995
                                        --------       ------      -------------
Management fees to
 Corporate General
 Partner . . . . . . . . . . . . .      $ 80,752       77,971           38,985
Insurance commissions. . . . . . .        19,277        --                --
Reimbursement (at cost)
 for out-of-pocket
 expenses and salaries
 and salary related
 expenses. . . . . . . . . . . . .        65,177       37,610             --
                                        --------      -------           ------

                                        $165,206      115,581           38,985
                                        ========      =======           ======


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries (and salary related expenses) and direct expenses of their officers and employees and direct expenses of the Corporate General Partner and its affiliates while directly engaged in the administration of the Partnership and operation of its properties. Such costs relating to the administration of the Partnership were $64,270 and $134,843 for the six months ended June 30, 1995 and for the twelve months ended December 31, 1994, respectively, all of which were paid as of June 30, 1995.

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

     Subsequent to June 30, 1995, the Corporate General Partner of the Partnership has determined to use an independent third-party or parties to perform certain of these administrative services beginning in late 1995. Use of a third-party rather then reimbursement to the Corporate General Partner and its affiliates is not expected to have a material effect on the operations of the Partnership.


(5)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/125 (for the six months ended June 30, 1994 (note 3(b)) and 260 Franklin for the six months ended June 30, 1995 and 1994 is as follows:

                                                       1995          1994
                                                   -----------    ----------
  Total income . . . . . . . . . . . . . . . .     $ 5,922,774    23,499,632

  Expenses applicable to
    operating loss . . . . . . . . . . . . . .     $ 8,256,025    48,530,906
                                                   -----------    ----------
  Operating loss . . . . . . . . . . . . . . .     $ 2,333,251    25,031,274
                                                   ===========    ==========
  Partnership's share of loss. . . . . . . . .     $   699,975     5,000,936
                                                   ===========    ==========


(6)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1995 and for the three and six months ended June 30, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At June 30, 1995, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $14,280,000. Such funds and short-term investments of approximately $203,000 are available for distributions to partners, capital improvements and working capital requirements. Anticipated deficits for 1995, including those for expected tenant improvement and other lease inducement costs, at the 260 Franklin office building are expected to be paid out of the unconsolidated joint venture's restricted reserve account. The joint venture that owns the 260 Franklin office building is seeking a further modification and extension to its mortgage loan to reduce anticipated deficits in future years. The Partnership and its consolidated ventures have currently budgeted in 1995 approximately $620,000 for tenant improvements and other capital expenditures. The Partnership's share of such items, including its share of such items for its unconsolidated ventures, is currently budgeted to be approximately $974,000. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through cash generated by the investment properties, and from the sale and refinancing of such properties. In such regard, reference is made to the Partnership's property specific discussions below. Because the cash flow from the Blue Cross Building, which was sold in November 1993, was a significant portion of the Partnership's total operating cash flow, beginning in 1994, Partnership distributions to partners from operations were reduced.

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

     The first mortgage loan secured by the Dunwoody Crossing Phase I and III Apartments in the principal amount of $21,500,000 was scheduled to mature in October 1994. The joint venture owning the property negotiated an extension of the mortgage loan until December 15, 1994. The joint venture then reached an agreement with the existing lender for a new loan, which requires monthly payments of principal and interest (8.65% per annum) of $171,737 beginning February 15, 1995 and continuing through November 15, 1997, when the remaining balance will be payable.

     The mortgage note secured by NewPark Mall in the principal amount of approximately $49,000,000 matures November 1, 1995. The loan can be extended until November 1, 2000 upon payment of a $250,000 option fee and satisfaction of certain conditions (which the Partnership currently expects the joint venture to be able to satisfy if required). The joint venture has commenced discussions with the existing lender regarding an extension of the loan. In addition, the joint venture has also commenced discussions with other lenders to refinance the entire principal amount. However, there can be no assurance that the joint venture will be able to obtain such an extension or refinancing. Reference is made to Note 2(d).

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

     The O&Y partners failed to advance necessary funds to 125 Broad as required under the joint venture agreement, and as a result, 125 Broad in June 1992 defaulted on its mortgage loan. In addition, during 1992 affiliates of O&Y defaulted on a "takeover space" agreement with Johnson & Higgins, Inc. ("J&H"), one of the major tenants at the 125 Broad Street Building, whereby such affiliates of O&Y had agreed to assume certain lease obligations of J&H at another office building in consideration of J&H's leasing space in the 125 Broad Street Building. As a result of this default, J&H offset rent payable to 125 Broad for its lease at the 125 Broad Street Building and it was expected that J&H would continue to offset amounts due under its lease corresponding to amounts by which the affiliates of O&Y were in default under the "takeover space" agreement.
Due to their obligations relating to the "takeover space" agreement, the affiliates of O&Y were obligated for the payment of the rent receivable associated with the J&H lease at the 125 Broad Street Building. Based on the continuing defaults of the O&Y partners, 125 Broad reserved the entire $43,500,000 of rent offset by J&H, and also reserved approximately $32,600,000 of accrued rents receivable relating to such J&H lease in 1992, since the ultimate collectability of such amounts depended upon the O&Y partners' and the O&Y affiliates' performance of their obligations. The Partnership's share of such losses was approximately $1,737,000 for the six months ended June 30, 1994 and is included in the Partnership's share of loss from operations of unconsolidated ventures.

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

The property is currently expected to operate at a deficit for 1995 and for several years thereafter. The loan modification required that 260 Franklin establish an escrow account for excess cash flow from the property's operations (computed without a deduction for property management fees and lease commissions to an affiliate) to be used to cover the cost of capital and tenant improvements and lease inducements (as defined), which are the primary components of the anticipated operating deficits noted above, with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender. Beginning January 1, 1992, 260 Franklin began escrowing the payment of property management fees and lease commissions owed to an affiliate of the Corporate General Partner pursuant to the terms of the debt modification. The Partnership's share of such fees and lease commissions is approximately $348,000 at June 30, 1995. The effective rental rates achieved on renewals and expansions of leases and those achieved on or to be achieved on re-leasing of vacant space are substantially below the rates received under previous leases for the same space. In 1995, the leases of tenants occupying approximately 107,000 square feet (approximately 31% of the property) at the 260 Franklin Street Building expire. Approximately 63,000 square feet of this space has been leased subsequent to the end of the second quarter. It is anticipated that there would be significant costs related to releasing the remaining space for which leases expire in 1995. In addition, the long-term mortgage loan in the principal amount of approximately $75,000,000 matures January 1, 1996. The joint venture has commenced discussions with the lender regarding an additional modification or extension of the loan, however, there can be no assurance that the joint venture will be able to obtain any modification or extension. If 260 Franklin is unable to refinance or extend the mortgage loan, the Partnership may decide not to commit any significant additional funds. This may result in the Partnership no longer having an ownership interest in the property. This would result in the Partnership recognizing a gain for financial reporting and Federal income tax purposes with no distributable proceeds.

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

     The Partnership received (through a joint venture with an affiliate) its specified cash return relating to Palm Desert Town Center, which was being funded by the unaffiliated venture partner through December 31, 1994 pursuant to the terms of the applicable joint venture agreement. Since the preferred return period has expired as discussed above, the Partnership's share of cash flow will be subject to the operations of the property. In addition, the Partnership is receiving cash distributions from operations of the Dunwoody Crossings Apartments and NewPark Mall.

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

RESULTS OF OPERATIONS

     The decrease in interest, rents and other receivables at June 30, 1995 as compared to December 31, 1994 is primarily due to the timing of receipt of expense recoveries and percentage rent from tenants at Palm Desert Town Center.
     The decrease in prepaid expenses at June 30, 1995 as compared to December 31, 1994 is primarily due to the timing of payment of insurance premiums at Palm Desert Town Center.

     The increase in accrued rents receivable at June 30, 1995 as compared to December 31, 1994 is primarily due to the Partnership recognizing rental income for certain major tenant leases at Palm Desert Town Center over the life of the lease rather than as due per the terms of their respective leases.

     The increase in rental income for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is due primarily to increased real estate tax tenant recoveries in 1995 at Palm Desert Town Center.

     The increase in interest income for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is primarily due to an increase in the average daily balance of funds invested and an increase in the average interest rate earned on funds invested.

     The increase in property operating expenses for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is primarily due to an increase in real estate taxes (partially recoverable from tenants) at the Palm Desert Town Center.

     The decrease in professional services for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is primarily due to a reduction in audit fees due to the 1993 disposition of Owings Mills Shopping Center. (Reference is made to Note 3
(a)).

     The increase in amortization of deferred expenses for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is primarily due to increased amortization of capitalized leasing costs at Palm Desert Town Center.

     The decrease in Partnership's share of loss from operations of unconsolidated ventures for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is primarily due to the assignment of the Partnership's interest in the 125 Broad Street Building in November 1994. (Reference is made to Note 3 (b)). The decrease is also due to the recognition of interest on the sale of the Partnership's interest in Owings Mills. (Reference is made to Note 3 (a)).

     The decrease in venture partners' share of venture operations for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is primarily due to the change in the allocation of the losses at Palm Desert Shopping Center to the venture partner commencing in January 1995. (Reference is made to Note 2 (f)).

     The gain on sale of Partnership's investment is unconsolidated venture for the three and six months ended June 30, 1995 is due to the recognition of gain on sale of the Partnership's interest in Owings Mills in accordance with Statement of Financial Accounting Standards No. 66. (Reference is made to Note 3 (a)).

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                          OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties:

                                                               1994                                  1995
                                                   -------------------------------        ------------------------------
                                           At          At          At          At       At        At       At        At
                                          3/31        6/30        9/30       12/31     3/31      6/30     9/30     12/31
                                          ----        ----        ----       -----     ----      ----    -----     -----
1.  125 Broad Street Building
     New York, New York. . . . . . . .     54%         54%         54%         N/A      N/A       N/A
2.  260 Franklin Street Building
     Boston, Massachusetts . . . . . .     99%         99%         99%         99%      99%       99%
3.  Dunwoody Crossing
     (Phase I, II, and III)
     Apartments
     DeKalb County (Atlanta),
     Georgia . . . . . . . . . . . . .     91%         93%         91%         88%      93%       93%
4.  NewPark Mall
     Newark (Alameda County),
     California. . . . . . . . . . . .     80%         80%         80%         81%      80%       80%
5.  Palm Desert Town Center
     Palm Desert (Palm Springs),
     California. . . . . . . . . . . .     97%         95%         96%         97%      97%       96%

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

    10-L.   Modification to Reserve Escrow Agreement relating to the 260
Franklin Street Building is hereby incorporated by reference to the Partnership's Form 10-Q for March 31, 1995 (File No. 0-16516) dated May 11, 1995.

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


                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI

                   BY:    JMB Realty Corporation
                          (Corporate General Partner)




                          By:    GAILEN J. HULL
                                 Gailen J. Hull, Senior Vice President
                          Date:  August 9, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                 GAILEN J. HULL
                                 Gailen J. Hull, Principal Accounting Officer
                          Date:  August 9, 1995