Form 10-K405
period 1995-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XVI
filed 1996-04-01
CIK 789950

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-K


         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal year
  ended December 31, 1995  Commission file number 0-16516



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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   X

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Documents incorporated by reference:  None



                       TABLE OF CONTENTS



                                                  Page
                                                  ----
PART I

Item 1.    Business. . . . . . . . . . . . . . . .   1

Item 2.    Properties. . . . . . . . . . . . . . .   6

Item 3.    Legal Proceedings . . . . . . . . . . .   8

Item 4.    Submission of Matters to a
           Vote of Security Holders. . . . . . . .   8


PART II

Item 5.    Market for the Partnership's
           Limited Partnership Interests and
           Related Security Holder Matters . . . .   8

Item 6.    Selected Financial Data . . . . . . . .   9

Item 7.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations . . . . . . . . .  13

Item 8.    Financial Statements and
           Supplementary Data. . . . . . . . . . .  18

Item 9.    Changes in and Disagreements
           with Accountants on Accounting and
           Financial Disclosure. . . . . . . . . .  66


PART III

Item 10.   Directors and Executive Officers
           of the Partnership. . . . . . . . . . .  66

Item 11.   Executive Compensation. . . . . . . . .  69

Item 12.   Security Ownership of Certain
           Beneficial Owners and Management. . . .  71

Item 13.   Certain Relationships and
           Related Transactions. . . . . . . . . .  72


PART IV

Item 14.   Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K . . . . . . . .  72


SIGNATURES . . . . . . . . . . . . . . . . . . . .  75











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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title, leasehold estates and/or joint venture partnership interests. The Partnership's real property investments are located throughout the nation, and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2036. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable and to wind up its affairs not later than December 31, 1999, barring any unforeseen economic developments. (Reference is also made to Note 1.)

     The Partnership has made the real property investments set forth in the following table:




                                             SALE DATE OR IF OWNED
                                             AT DECEMBER 31, 1995,
NAME, TYPE OF PROPERTY                DATE OF  ORIGINAL INVESTED
    AND LOCATION (e)        SIZE     PURCHASECAPITAL PERCENTAGE (a)    TYPE OF OWNERSHIP (b)
- ----------------------   ----------  ------------------------------    ---------------------
1. Owings Mills Shopping
    Center
    Owings Mills
    (Baltimore County),
    Maryland . . . .      325,000    12/31/85       6/30/93            fee ownership of land
                           sq.ft.                                      and improvements
                           g.l.a.                                      (through joint venture
                                                                       partnerships) (c)(g)
2. 125 Broad Street
    Building
    New York, New York   1,336,000   12/31/85      11/15/94            fee ownership of
                           sq.ft.                                      improvements and
                           n.r.a.                                      ground leasehold
                                                                       interest in land
                                                                       (through joint venture
                                                                       partnerships)
                                                                       (c)(d)(g)
3. 260 Franklin Street
    Building
    Boston,
    Massachusetts. .      348,901     5/21/86         12%              fee ownership of land
                           sq.ft.                                      and improvements
                           n.r.a.                                      (through joint venture
                                                                       partnership) (b)(c)
4. Dunwoody Crossing
   Apartments
   (Phase I, II and III)
   DeKalb County (Atlanta),
   Georgia . . . . .      810 units   9/18/86         5%               fee ownership of land
                                                                       and improvements
                                                                       (through joint venture
                                                                       partnerships) (c)
5. NewPark Mall
    Newark (Alameda County),
    California . . .      423,748     12/2/86         2%               fee ownership of land
                           sq.ft.                                      and improvements
                           g.l.a.                                      (through joint venture
                                                                       partnerships) (c)


                                             SALE DATE OR IF OWNED
                                             AT DECEMBER 31, 1995,
NAME, TYPE OF PROPERTY                DATE OF  ORIGINAL INVESTED
    AND LOCATION (e)        SIZE     PURCHASECAPITAL PERCENTAGE (a)    TYPE OF OWNERSHIP (b)
- ----------------------   ----------  ------------------------------    ---------------------

6. Blue Cross Building
    Woodland Hills
    (Los Angeles),
    California . . .      421,716        12/18/87   11/2/93            fee ownership of land
                           sq.ft.                                      and improvements
                           n.r.a.                                      (through a joint
                                                                       venture partnership)
                                                                       (c)(g)
7. Palm Desert Town
    Center
    Palm Desert
    (Palm Springs),
    California . . .      373,000        12/23/88     20%              fee ownership of
                           sq.ft.                                      improvements and
                           g.l.a.                                      ground leasehold
                                                                       interest in land
                                                                       (through joint venture
                                                                       partnership) (b)(c)(d)(f)



- -----------------------

     (a) The computation of this percentage for properties held at December 31, 1995 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

     (b) Reference is made to Note 3 of Notes to the 260 Franklin Associates Statements, Note 4 and the Schedule III's to the financial statements of 260 Franklin Associates and Consolidated Financial Statements filed with this annual report for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by certain of the Partnership's real property investments.

     (c) Reference is made to Note 3 for a description of the joint venture partnership or partnerships through which the Partnership has made this real property investment.

     (d) Reference is made to Notes 3(b) and 3(h) for a description of the leasehold interests, under ground leases, in the land on which these real property investments are situated.

     (e)   Reference is made to Item 8 - Schedule III to the
Consolidated Financial Statements and the 260 Franklin Associates Financial Statements filed with this annual report for further information concerning real estate taxes and depreciation.

     (f) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.

     (g) This property has been sold. Reference is made to Note 3 for further discussion of such sale.




     The Partnership's real property investments are subject to competition from similar types of properties (including, in certain areas, properties owned or advised by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all the investment properties held at December 31, 1995 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Corporate General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     Reference is made to Note 6 and to Note 4 of Notes to 260 Franklin Street Associates statements for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at certain of the Partnership's properties as of December 31, 1995.

     In November 1994, effective as of October 31, 1994, JMB/125 Broad Building Associates, L.P. ("JMB/125"), an Illinois limited partnership, made an agreement with its venture partners in the 125 Broad Street Company ("125 Broad") to settle their dispute regarding 125 Broad and its property.

Pursuant to the agreement, JMB/125 assigned its approximate 48.25% interest in 125 Broad, which owns the 125 Broad Street Building and a leasehold interest in the underlying land located in New York, New York to an affiliate of the venture partners and released the venture partners from any claims of JMB/125 related to 125 Broad. The Partnership owns indirectly an approximate 40% limited partnership interest in JMB/125. An affiliate of the Partnership owns indirectly substantially all of the remaining interest in JMB/125. In return for the assignment, JMB/125 received an unsecured promissory note in the principal amount of $5 million bearing simple interest at 4.5% per annum with all principal and accrued interest due at maturity in October 1999, subject to mandatory prepayments of principal and interest or acceleration of the maturity date under certain circumstances. In addition, JMB/125 received a release from any claims of certain affiliates of the venture partners and generally was to be indemnified against any liability as a general partner of 125 Broad. JMB/125 was also relieved of any obligation to contribute cash to 125 Broad in the amount of its deficit capital account balance. The venture partners subsequently filed a pre-arranged bankruptcy plan for reorganization of 125 Broad under Chapter 11 of the Bankruptcy Code in order to facilitate 125 Broad's transfer of the office building to the mortgage lender in satisfaction of the mortgage debt and other claims. In January 1995, the plan for reorganization was approved by the bankruptcy court, was consummated, and the bankruptcy case was concluded. In October 1995, the makers of the $5 million promissory note payable to JMB/125 filed for protection from creditors under Chapter 11 of the Bankruptcy Code. JMB/125 expects to file a claim in the bankruptcy action as an unsecured creditor. There is no assurance that JMB/125 will recover any amounts payable under the promissory note. Reference is made to Item 7 and Note 3(b) for a further discussion of this property.

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

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1995 and 1994 for the Partnership's investment properties owned during 1995:



                                                   1994                    1995
                                         --------------------------------------------------
                                              At    At    At   At    At    At    At    At
                           Principal Business3/31  6/30  9/3012/31  3/31  6/30  9/30 12/31
                           ----------------------  ----  ---------  ----  ---- ----- -----

1. 260 Franklin Street
    Building
    Boston, Massachusetts  Financial          99%   99%   99%  99%   99%   99%   99%   98%

2. Dunwoody Crossing
    (Phase I, II and III)
    Apartments
    DeKalb County
    (Atlanta), Georgia .   Residential        91%   93%   91%  88%   93%   93%   93%   91%

3. NewPark Mall
    Newark (Alameda County),
    California . . . . .   Retail             80%   80%   80%  81%   80%   80%   80%   80%

4. Palm Desert Town Center
    Palm Desert
    (Palm Springs),
    California . . . . .   Retail             97%   95%   96%  97%   97%   96%   93%   93%

- --------------------

     Reference is made to Item 6, Item 7, Note 6 and Note 4 of Notes to 260 Franklin Street Associates statements for further information regarding property occupancy, competitive conditions and tenant leases at the
Partnership's investment properties.



ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1994 and 1995.





                            PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1995, there were 16,213 record Holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

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




ITEM 6.  SELECTED FINANCIAL DATA
                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                         DECEMBER 31, 1995, 1994, 1993, 1992 AND 1991
                         (not covered by Independent Auditors' Report)

                          1995        1994          1993       1992         1991
                     -------------------------- ----------------------- ------------
Total income . . . . . $11,621,375  11,512,558   18,822,328  20,753,488   20,600,655
                       =======================  =========== ===========  ===========
Operating loss . . . . $(1,504,289) (1,337,005)    (547,401) (1,207,558)  (1,909,707)
Partnership's share of
 loss from  operations
 of unconsolidated
 ventures. . . . . . .    (871,169) (8,305,706)  (4,852,148)(14,384,114)  (8,086,449)
Venture partners' share
 of ventures' operations   600,814     844,213    1,228,201      37,306      306,058
                       -----------------------  ----------- -----------  -----------
Net operating loss . .  (1,774,644) (8,798,498)  (4,171,348)(15,554,366)  (9,690,098)
Gain on sale or
 disposition of
 Partnership's
 investment in
 unconsolidated venture    856,750  20,162,696    2,627,427       --           --
Loss on sale of
 investment property,
 net of venture partner's
 share . . . . . . . .       --          --        (299,039)      --           --
                       -----------------------  ----------- -----------  -----------
Net earnings (loss). . $  (917,894) 11,364,198   (1,842,960)  (15,554,366)(9,690,098)
                       =======================  =========== ===========  ===========
Net earnings (loss)
 per interest(b):
  Net operating loss . $    (12.14)     (60.18)      (28.53)    (106.39)      (66.28)
  Gain on sale or
   disposition of Part-
   nership's investment
   in unconsolidated
   venture . . . . . .        6.04      142.23        18.53       --           --
  Loss on sale of in-
   vestment property,
   net of venture
   partner's share . .       --          --           (2.10)      --           --
                       -----------------------  ----------- -----------  -----------
Net earnings (loss). . $     (6.10)      82.05       (12.10)    (106.39)      (66.28)
                       =======================  =========== ===========  ===========


                          1995        1994          1993       1992         1991
                     -------------------------- ----------------------- ------------

Total assets . . . . . $66,226,833  69,624,085   89,829,751 154,176,204  166,584,090
Long-term debt . . . . $41,485,363  41,845,394   42,164,903  96,057,742  101,538,250
Cash distributions
  per Interest (d) . . $     17.25      116.00        34.00       34.00     32.54(c)
                       =======================  =========== ===========  ===========

- -------------

 (a)   The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

 (b)   The net earnings (loss) per Interest is based upon the limited partnership interests outstanding at the end of each period.

 (c)   Pursuant to the Partnership Agreement, certain Holders of Interests received preferred distributions in an aggregate amount per Limited Partnership Interest equal to 25% of the Excess Suspended Loss (as defined), for such Holder's Interests.  In February 1991, the remaining preferred distributions were made on such Interests of either $2.96, $.82, $.07, or $0 per Interest to Holders of Interests.  Such preferred distributions are not included in cash distributions per Interest for the year ended December 31, 1991.

 (d)   Cash distributions from the Partnership are generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes.  Each Partner's taxable income (loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital.




SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1995



Property
- --------

Palm Desert
Town Center     a)   The gross leasable area ("GLA") occupancy
                     rate and average base rent per square foot
                     as of December 31 for each of the last five
                     years were as follows:

                                              GLA           Avg. Base Rent Per
                       December 31,      Occupancy Rate     Square Foot (1)
                       ------------      --------------     ------------------

                           1991. . . . .      97%              19.21
                           1992. . . . .      92%              19.51
                           1993. . . . .      97%              18.90
                           1994. . . . .      97%              19.66
                           1995. . . . .      93%              21.39

                (1) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                        Base Rent Scheduled LeaseLease
                b)     Significant Tenants   Square FeetPer Annum Expiration DateRenewal Option
                       -------------------   -------------------- ------------------------------
                       None - No single tenant
                       occupies more than 10% of
                       the total gross leasable
                       area of the building.


                c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Palm Desert Town Center:

                                                                   Annualized     Percent of
                                      Number of   Approx. Total    Base Rent      Total 1995
                       Year Ending    Expiring    GLA of Expiring  of Expiring    Base Rent
                       December 31,   Leases      Leases (1)       Leases         Expiring
                       ------------   ---------   ---------------  -----------    ----------

                         1996            4            6,510         147,809          2.07%
                         1997           13           27,595         663,660          9.30%
                         1998           20           40,928       1,069,858         14.99%
                         1999           10           29,242         622,270          8.72%
                         2000            5           10,164         306,648          4.30%
                         2001            7           22,246         642,687          9.01%
                         2002            5            4,857         203,120          2.85%
                         2003           13           22,406         793,172         11.11%
                         2004           15           45,480         860,424         12.06%
                         2005            2           10,716         405,699          5.69%

                (1)      Excludes leases that expire in 1996 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1996.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Capitalized terms used but not defined in this section have the same meaning as used in the notes.

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

     At December 31, 1995, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $13,734,000. Such cash and cash equivalents are available for distributions to partners, capital improvements and working capital requirements. Anticipated operating deficits at the 260 Franklin Street office building are expected to be paid out of the unconsolidated joint venture's restricted reserve account (with a balance of approximately $4,992,000 at December 31, 1995). The Partnership and its consolidated ventures have currently budgeted in 1996 approximately $475,000 for tenant improvements and other capital expenditures. The Partnership's share of such items, including its share of such items for its unconsolidated ventures is currently budgeted to be approximately $665,000 inclusive of 260 Franklin. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through net cash generated by the investment properties, escrowed funds for 260 Franklin, the Partnership's working capital reserve and from the sale and refinancing of such properties. The Partnership's investment in 260 Franklin is not expected to be a source of future liquidity. In such regard, reference is made to the Partnership's property specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6.

     The Partnership's and its ventures' mortgage obligations are separate non-recourse loans secured individually by the investment properties and are not obligations of the entire investment portfolio, and the Partnership and its ventures are not personally liable for the payment of the mortgage indebtedness. For any particular investment property that is incurring deficits, or for which the mortgage indebtedness has matured or will mature in the near future the Partnership or its ventures may seek a modification of the mortgage indebtedness and, in the absence of a satisfactory debt modification, may decide, in light of the then existing and expected future market conditions for such investment property, not to commit additional funds to such investment property. This would result in the Partnership no longer having an ownership interest in such property and generally would result in taxable income to the Partnership with no corresponding distributable proceeds.




     The first mortgage loan secured by the Dunwoody Crossing Phase I and III Apartments was scheduled to mature in October 1994. The joint venture owning the property negotiated an extension of the mortgage loan until November 15, 1997.

     In January 1996, the venture obtained a non-binding letter of intent to sell the Dunwoody Crossing apartment complex to an unaffiliated prospective buyer. The agreement is subject to certain conditions including the waiver by the Partnership's unaffiliated venture partner to exercise its right of first opportunity to acquire the Partnership's interest in the Dunwoody Crossing apartment complex. In March 1996, the unaffiliated venture partner notified the Partnership of its intent to acquire the property in accordance with the Partnership agreement and the letter of intent of the unaffiliated prospective buyer. Although there can be no assurance the sale will be consummated, such sale is required to occur within 60 days of the receipt of the unaffiliated Venture Partner's notification. If the sale is consummated in the proposed terms, the Partnership would recognize in 1996 a gain for financial reporting and Federal income tax purposes.

     In November 1994, JMB/125 and certain affiliates of Olympia & York Developments, Ltd. ("O&Y") reached an agreement to settle their dispute regarding 125 Broad and its property. Under the terms of the agreement, JMB/125 assigned its interest in 125 Broad to an affiliate of O&Y and released its venture partners (the "O&Y partners") from any claims related to 125 Broad. In return, JMB/125 received an unsecured promissory note in the principal amount of $5 million bearing simple interest at 4.5% per annum with all principal and accrued interest due at maturity in October 1999, subject to mandatory prepayments of principal and interest or acceleration of the maturity date under certain circumstances. In addition, JMB/125 received a release from any claims of certain O&Y affiliates and generally was to be indemnified against any liability as a general partner of 125 Broad. JMB/125 was also relieved of any obligation to contribute cash to 125 Broad in the amount of its deficit capital account balance. Affiliates of O&Y subsequently filed a pre-arranged bankruptcy plan for reorganization of 125 Broad under Chapter 11 of the Bankruptcy Code in order to facilitate 125 Broad's transfer of the office building to the mortgage lender in satisfaction of the mortgage debt and other claims. In January 1995, the plan for reorganization was approved by the bankruptcy court, was consummated, and the bankruptcy was concluded.
In October 1995, the makers of the $5 million promissory note payable to JMB/125 filed for protection from creditors under Chapter 11 of the Bankruptcy Code. JMB/125 expects to file a claim in the bankruptcy action as an unsecured creditor. There is no assurance that JMB/125 will recover any amounts payable under the promissory note. The promissory note has been fully reserved due to the uncertainty of the collectibility of the note.

     Vacancy rates in the downtown Manhattan office market have increased significantly over the last few years. The Partnership believed that these adverse market conditions and the negative impact on effective rental rates would continue over the next several years. The depressed market in downtown Manhattan had significantly affected the 125 Broad Street Building as the occupancy had decreased to 66% at the date of assignment. Additionally, in October 1993, 125 Broad entered into an agreement with Salomon Brothers, Inc. to terminate its lease covering approximately 231,000 square feet (17% of the building) at the property on December 31, 1993 rather than its scheduled termination in January 1997. The low effective rental rates expected to be achieved upon re-leasing of the space coupled with the lower occupancy during the re-leasing period were expected to result in the property operating at a significant deficit in 1995 and for the next several years.



     The office market in the Financial District of Boston remains competitive due to new office building developments and layoffs, cutbacks and consolidations by financial service companies. The effective rental rates achieved upon re-leasing have been substantially below the rates which were received under the previous leases for the same space. The property is currently expected to operate at a deficit for 1996 and for several years thereafter. In December 1991, 260 Franklin, the affiliated joint venture, reached an agreement with the lender to modify the long-term mortgage note secured by the 260 Franklin Street Building. The loan modification required that the affiliated joint venture establish an escrow account for excess cash flow from the property's operations (computed without a deduction for property management fees and leasing commissions) to be used to cover the cost of capital and tenant improvements and lease inducements, which are the primary components of the anticipated operating deficits noted above, with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender. Beginning January 1, 1992, 260 Franklin began escrowing the payment of property management fees and lease commissions owed to an affiliate of the Corporate General Partner pursuant to the terms of the debt modification, which is more fully described in Note 3(d), and accordingly, such fees and commissions remained unpaid. In 1996, the leases of tenants occupying approximately 93,000 square feet (approximately 27% of the property) at the 260 Franklin Street Building expire. It is anticipated that there will be significant costs related to re-leasing this space. In addition, as the long-term mortgage loan in the principal amount of approximately $75,000,000 matured January 1, 1996, 260 Franklin as of such date began resubmitting the net operating cash flow of the property to the lender while seeking an extension or refinancing of the loan. Concurrent with such lender negotiations, 260 Franklin is also marketing the property for sale. However, there can be no assurance that the joint venture will be able to sell the property or to obtain any modification or refinancing. If 260 Franklin is unable to sell the property or to refinance or extend the mortgage loan, the Partnership may decide not to commit any significant additional funds. This may result in 260 Franklin and the Partnership no longer having an ownership interest in the property. In such event, 260 Franklin and the Partnership would recognize a net gain for financial reporting and Federal income tax purposes with no distributable proceeds.

     In June 1993, JMB/Owings sold its interest in the Owings Mills Shopping Center for $9,416,000 represented by a purchase price note which requires principal and interest payments of approximately $109,000 per month with the remaining principal balance of approximately $5,500,000 due and payable on June 30, 1998. Reference is made to Note 3(c).

     The Partnership received (through a joint venture with an affiliate) its specified cash return relating to Palm Desert Town Center, which was being funded in part by the unaffiliated venture partner through December 31, 1994 pursuant to the terms of the applicable joint venture agreement. Since the unaffiliated venture partner's funding obligation has expired at the end of 1994, the Partnership's share of cash is dependent upon the operations of the property. During 1995 the operations of the property were negatively affected by lower occupancy as well as decreased sales resulting from new competition in the Center's trade area. The Center will continue to be subject to increased competition from new developments that are expected to be opening in the vicinity in the near future. The Partnership is receiving cash distributions from operations of the Dunwoody Crossings Apartments and NewPark Mall.

     There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.



     As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. In an effort to reduce partnership operating expenses, the Partnership expects to make semi-annual rather than quarterly distributions of available operating cash flow commencing with the 1996 distributions. The Partnership has also sought or is seeking additional loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since the availability of satisfactory outside sources of capital may be limited given the portfolio's current debt levels.

     Due to the real estate market conditions experienced over the past several years, the Partnership has held its remaining investment properties longer than originally anticipated in an effort to maximize the return of their investment to the Limited Partners. However, after reviewing the remaining properties and the marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. As a result, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold in the near term), barring unforeseen economic developments.

     However, the Partnership's goal of capital appreciation will not be achieved. Moreover, although the Partnership expects to distribute from sale proceeds some additional portion of the Limited Partners' original capital, without a dramatic improvement in market conditions, the Limited Partners will receive significantly less than their original investment.

RESULTS OF OPERATIONS

     The increase in deferred expenses at December 31, 1995 as compared to December 31, 1994 is due to the capitalization of certain leasing costs at Palm Desert Town Center.

     The decrease in security deposits at December 31, 1995 as compared to December 31, 1994 is due to a decrease in occupancy at Palm Desert Town Center.

     The decrease in rental income, mortgage and other interest and depreciation for the years ended December 31, 1995 and 1994 as compared to the year ended December 31, 1993 is primarily due to the sale of the Blue Cross Building in November 1993.

     The decrease in management fees to the Corporate General Partner for the years ended December 31, 1995 and 1994 as compared to the years ended December 31, 1993 primarily is due to a decrease in the operating distributions paid to the partners, a portion of which is in the form of a management fee to the Corporate General Partner.

     The increase in general and administrative expenses for the year ended December 31, 1995 as compared to the years ended December 31, 1994 and 1993 is attributable primarily to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates. Reference is made to Note 7.

     The decrease in Partnership's share of loss from operations of unconsolidated ventures for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the assignment of the Partnership's interest in the 125 Broad Street Building in November 1994. (Reference is made to Note 3 (b)). The decrease is also due to the recognition of interest income beginning the first quarter of 1995 on the promissory note from the sale of the JMB/Owing's interest in Owings Mills. (Reference is made to Note 3(c)).



     The decrease in venture partners' share of venture operations for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the change in the allocation of the losses under the venture agreement for Palm Desert commencing in January 1995.
(Reference is made to Note 3(h)).

     The gain on sale of Partnership's investment in unconsolidated venture for the year ended December 31, 1995 is due to the recognition of gain on sale of JMB/Owing's interest in Owings Mills. (Reference is made to Note 3
(c)).

     The loss on sale of investment property for the year ended December 31, 1993 is due to the sale of the Blue Cross Building in November 1993.


INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by 1999. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, the effect on operating earnings generally will depend upon whether the properties are substantially occupied. In addition, substantially all of the leases at the Partner-ship's shopping center investments contain provisions which entitle the property owner to participate in gross receipts of tenants above fixed minimum amounts.





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

                             INDEX

Independent Auditors' Report
Consolidated Balance Sheets, December 31, 1995 and 1994
Consolidated Statements of Operations, Years ended December 31,
  1995, 1994 and 1993
Consolidated Statements of Partners' Capital Accounts (Deficits),
  Years ended December 31, 1995, 1994 and 1993
Consolidated Statements of Cash Flows, Years ended December 31,
  1995, 1994 and 1993
Notes to Consolidated Financial Statements

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




                260 FRANKLIN STREET ASSOCIATES

                 AN UNCONSOLIDATED VENTURE OF
         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI


                             INDEX

Independent Auditors' Report
Balance Sheets, December 31, 1995 and 1994
Statements of Operations, Years ended December 31,
  1995, 1994 and 1993
Statements of Partners' Capital Accounts (Deficits),
  Years ended December 31, 1995, 1994 and 1993
Statements of Cash Flows, Years ended December 31,
  1995, 1994 and 1993
Notes to Financial Statements

                                         SCHEDULE
                                         --------

Real Estate and Accumulated Depreciation     III


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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - XVI and Consolidated Ventures at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.









                          KPMG PEAT MARWICK LLP



Chicago, Illinois
March 25, 1996



                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                                  CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31, 1995 AND 1994

                                            ASSETS
                                            ------
                                                                  1995            1994
                                                              ------------    -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . .  $ 13,734,366     14,266,786
  Short-term investments (note 1). . . . . . . . . . . . . .         --           783,716
  Interest, rents and other receivables, net of allowances
    for doubtful accounts of approximately $619,000 and
    $585,000 at December 31, 1995 and 1994, respectively . .       629,945        594,170
  Prepaid expenses and other assets. . . . . . . . . . . . .       178,944        156,909
                                                              ------------   ------------
          Total current assets . . . . . . . . . . . . . . .    14,543,255     15,801,581
                                                              ------------   ------------

Investment property, at cost (notes 2, 3 and 6(b)) - Schedule III:
  Buildings and improvements . . . . . . . . . . . . . . . .    60,100,323     60,061,137
  Less accumulated depreciation. . . . . . . . . . . . . . .    14,023,956     12,018,826
                                                              ------------   ------------
          Total investment property,
            net of accumulated depreciation. . . . . . . . .    46,076,367     48,042,311

Investment in unconsolidated ventures,
  at equity (notes 1, 3 and 8) . . . . . . . . . . . . . . .     2,723,887      3,318,589
Deferred expenses. . . . . . . . . . . . . . . . . . . . . .       559,909        434,303
Notes receivable . . . . . . . . . . . . . . . . . . . . . .       205,418        247,850
Accrued rents receivable (note 1). . . . . . . . . . . . . .     2,117,997      1,779,451
                                                              ------------   ------------

                                                              $ 66,226,833     69,624,085
                                                              ============   ============



                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                            CONSOLIDATED BALANCE SHEETS - CONTINUED


                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

                                                                  1995            1994
                                                              ------------    -----------
Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . . .  $    360,031        319,509
  Accounts payable . . . . . . . . . . . . . . . . . . . . .       526,743        478,173
  Accrued interest . . . . . . . . . . . . . . . . . . . . .       511,832        464,383
                                                              ------------   ------------
          Total current liabilities. . . . . . . . . . . . .     1,398,606      1,262,065
Tenant security deposits . . . . . . . . . . . . . . . . . .        47,950         78,406
Ground rent payable (note 6(b)). . . . . . . . . . . . . . .     1,059,000        889,727
Investment in unconsolidated ventures, at equity
  (notes 1, 3 and 8) . . . . . . . . . . . . . . . . . . . .     6,274,627      5,669,281
Long-term debt, less current portion (note 4). . . . . . . .    41,485,363     41,845,394
                                                              ------------   ------------
Commitments and contingencies (notes 3, 4, 6 and 7)
          Total liabilities. . . . . . . . . . . . . . . . .    50,265,546     49,744,873
Venture partners' subordinated equity in ventures. . . . . .     4,190,839      4,676,235
Partners' capital accounts (deficits) (note 5):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . .        20,000         20,000
      Cumulative net losses. . . . . . . . . . . . . . . . .    (3,191,849)    (3,129,431)
      Cash distributions (note 7). . . . . . . . . . . . . .    (1,394,169)    (1,300,486)
                                                              ------------   ------------
                                                                (4,566,018)    (4,409,917)
                                                              ------------   ------------
  Limited partners:
      Capital contributions, net of offering costs . . . . .   120,541,353    120,541,353
      Cumulative net losses. . . . . . . . . . . . . . . . .   (59,093,511)   (58,238,035)
      Cash distributions . . . . . . . . . . . . . . . . . .   (45,111,376)   (42,690,424)
                                                              ------------   ------------
                                                                16,336,466     19,612,894
                                                              ------------   ------------
          Total partners' capital accounts . . . . . . . . .    11,770,448     15,202,977
                                                              ------------   ------------
                                                              $ 66,226,833     69,624,085
                                                              ============   ============

                 See accompanying notes to consolidated financial statements.


                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                   1995          1994           1993
                                               ------------  ------------   ------------
Income:
  Rental income. . . . . . . . . . . . . . .    $10,812,438    10,747,381     18,045,896
  Interest income. . . . . . . . . . . . . .        808,937       765,177        776,432
                                                -----------   -----------    -----------
                                                 11,621,375    11,512,558     18,822,328
                                                -----------   -----------    -----------
Expenses:
  Mortgage and other interest. . . . . . . .      5,100,070     5,101,979      9,469,227
  Depreciation . . . . . . . . . . . . . . .      2,005,130     2,006,856      4,021,646
  Property operating expenses. . . . . . . .      5,123,395     4,913,419      4,873,173
  Professional services. . . . . . . . . . .        302,029       281,667        291,195
  Amortization of deferred expenses. . . . .        101,973       122,800        105,969
  Management fees to corporate general
    partner (note 7) . . . . . . . . . . . .        112,427       155,942        331,376
  General and administrative . . . . . . . .        380,640       266,900        277,143
                                                -----------   -----------    -----------
                                                 13,125,664    12,849,563     19,369,729
                                                -----------   -----------    -----------
       Operating loss. . . . . . . . . . . .     (1,504,289)   (1,337,005)      (547,401)
Partnership's share of loss from operations
  of unconsolidated ventures (notes 3 and 8)       (871,169)   (8,305,706)    (4,852,148)
Venture partners' share of ventures' operations
    (note 3) . . . . . . . . . . . . . . . .        600,814       844,213      1,228,201
                                                -----------   -----------    -----------
       Net operating loss. . . . . . . . . .     (1,774,644)   (8,798,498)    (4,171,348)
Gain on sale or disposition of Partnership's
  investment in unconsolidated venture
  (note 3(c) and (b)). . . . . . . . . . . .        856,750    20,162,696      2,627,427
Loss on sale of investment property,
  net of venture partner's share of gain of
  $261,656 (note 3(g)) . . . . . . . . . . .          --            --          (299,039)
                                                -----------   -----------    -----------
       Net earnings (loss) . . . . . . . . .    $  (917,894)   11,364,198     (1,842,960)
                                                ===========   ===========    ===========


                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                   1995          1994           1993
                                               ------------  ------------   ------------

       Net earnings (loss) per limited
        partnership interest (note 1):
         Net operating loss. . . . . . . . .    $    (12.14)       (60.18)        (28.53)
         Gain on sale or disposition of
           Partnership's investment in
           unconsolidated venture. . . . . .           6.04        142.23          18.53
         Loss on sale of investment property          --            --             (2.10)
                                                -----------   -----------    -----------
               Net earnings (loss) . . . . .    $     (6.10)        82.05         (12.10)
                                                ===========   ===========    ===========



























                 See accompanying notes to consolidated financial statements.


                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                      (A LIMITED PARTNERSHIP)
                                     AND CONSOLIDATED VENTURES

                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                           YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                         GENERAL PARTNERS                                        LIMITED PARTNERS
            ------------------------------------------------   ------------------------------------------------------
                                                    CONTRIBU-
                                                    TIONS, NET
                                                   OF OFFERING
                                                    COSTS AND       NET
        CONTRI-               CASH                   PURCHASE     INCOME     CASH
        BUTIONS  NET LOSS DISTRIBUTIONS     TOTAL   DISCOUNTS     (LOSS) DISTRIBUTIONS    TOTAL
       -------- -----------------------   -------- -----------  ----------------------------------
Balance
 (deficit)
 Decem-
 ber 31,
 1992. . . $20,000(2,835,548)  (26,517) (2,842,065)120,541,353 (68,053,156)(21,638,273)30,849,924
Net loss .--      (143,570)      --       (143,570)     --      (1,699,390)     --     (1,699,390)
Cash distri-
 butions
 ($34.00 per
 limited
 partnership
 interest
 (note 1))--         --       (149,119)   (149,119)     --           --    (4,771,830) (4,771,830)
        ------- ----------     -------  ---------------------  ----------------------  ----------
Balance
 (deficit)
 Decem-
 ber 31,
 1993. . .20,000(2,979,118)   (175,636) (3,134,754)120,541,353 (69,752,546)(26,410,103)24,378,704

Net earnings
 (loss). . --     (150,313)       --      (150,313)     --      11,514,511      --     11,514,511
Cash distri-
 butions
 ($116.00 per
 limited
 partnership
 interest
 (note 1)) --        --     (1,124,850) (1,124,850)     --           --   (16,280,321)(16,280,321)
        ------- ----------  ----------  ---------------------  ----------------------  ----------


                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                      (A LIMITED PARTNERSHIP)
                                     AND CONSOLIDATED VENTURES

           CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                         GENERAL PARTNERS                                        LIMITED PARTNERS
            ------------------------------------------------   ------------------------------------------------------
                                                    CONTRIBU-
                                                    TIONS, NET
                                                   OF OFFERING
                                                    COSTS AND       NET
        CONTRI-               CASH                   PURCHASE     INCOME     CASH
        BUTIONS  NET LOSS DISTRIBUTIONS     TOTAL   DISCOUNTS     (LOSS) DISTRIBUTIONS    TOTAL
       -------- -----------------------   -------- -----------  ----------------------------------
Balance
 (deficit)
 Decem-
 ber 31,
 1994. . .20,000(3,129,431) (1,300,486) (4,409,917)120,541,353 (58,238,035)(42,690,424)19,612,894

Net earnings
 (loss). . --      (62,418)      --        (62,418)     --        (855,476)     --       (855,476)
Cash distri-
 butions
 ($17.25 per
 limited
 partnership
 interest
 (note 1)) --        --        (93,683)    (93,683)     --           --    (2,420,952) (2,420,952)
        ------- ----------  ----------  ---------------------  ----------------------  ----------
Balance
 (deficit)
 Decem-
 ber 31,
 1995. . .$20,000(3,191,849)(1,394,169) (4,566,018)120,541,353 (59,093,511)(45,111,376)16,336,466
        ======= ==========  ==========  =====================  ======================  ==========









                   See accompanying notes to consolidated financial statements.



                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                   1995          1994           1993
                                               ------------   -----------    -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . .   $   (917,894)   11,364,198     (1,842,960)
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation . . . . . . . . . . . . . .      2,005,130     2,006,856      4,021,646
    Amortization of deferred expenses. . . .        101,973       122,800        105,969
    Partnership's share of loss from operations
      of unconsolidated ventures . . . . . .        871,169     8,305,706      4,852,148
    Venture partners' share of ventures'
      operations and gain on sale. . . . . .       (600,814)     (844,213)      (966,545)
    Loss on sale of investment property. . .          --            --            37,383
    Gain on sale or disposition of Partner-
      ship's investment in unconsolidated
      venture. . . . . . . . . . . . . . . .       (856,750)  (20,162,696)    (2,627,427)
    Changes in:
      Interest, rents and other receivables.        (35,775)      416,123        (60,188)
      Prepaid expenses and other assets. . .        (22,035)       45,617        (26,009)
      Notes receivable . . . . . . . . . . .         42,432        44,274        120,897
      Accrued rents receivable . . . . . . .       (338,546)     (593,954)      (231,937)
      Accounts payable . . . . . . . . . . .         48,570    (1,597,627)       (20,698)
      Accrued interest . . . . . . . . . . .         47,449        20,168       (522,672)
      Tenant security deposits . . . . . . .        (30,456)         (770)        (9,644)
      Ground rent payable. . . . . . . . . .        169,273       296,979        115,968
                                                -----------   -----------     ----------
          Net cash provided by
            (used in) operating
            activities . . . . . . . . . . .        483,726      (576,539)     2,945,931
                                                -----------   -----------     ----------



                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                   1995          1994           1993
                                               ------------   -----------    -----------
Cash flows from investing activities:
  Cash proceeds from sale of investment
    property, net of selling expenses
    (note 3(g)). . . . . . . . . . . . . . .          --            --        22,424,531
  Net sales and maturities (purchases)
    of short-term investments. . . . . . . .        783,716    31,834,767    (16,317,252)
  Additions to investment properties . . . .        (39,186)         (580)      (263,742)
  Payment of deferred expenses . . . . . . .       (227,579)     (221,427)      (158,786)
  Partnership's distributions from
    unconsolidated ventures. . . . . . . . .      1,320,630     1,187,740      1,097,566
  Partnership's contributions to
    unconsolidated ventures. . . . . . . . .       (135,000)     (250,250)       (30,990)
                                                -----------   -----------     ----------
          Net cash provided by
            investing activities . . . . . .      1,702,581    32,550,250      6,751,327
                                                -----------   -----------     ----------
Cash flows from financing activities:
  Principal payments on long-term debt . . .       (319,509)     (283,548)    (5,480,508)
  Venture partners' distributions from venture      (21,679)   (1,176,151)    (5,652,116)
  Venture partners' contributions to venture        137,096       871,808      6,056,277
  Distributions to limited partners. . . . .     (2,420,952)  (16,280,321)    (4,771,830)
  Distributions to general partners. . . . .        (93,683)   (1,124,850)      (149,119)
                                                -----------   -----------     ----------
          Net cash used in financing activities  (2,718,727)  (17,993,062)    (9,997,296)
                                                -----------   -----------     ----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . .       (532,420)   13,980,649       (300,038)
          Cash and cash equivalents,
            beginning of the year. . . . . .     14,266,786       286,137        586,175
                                                -----------   -----------     ----------
          Cash and cash equivalents,
            end of the year. . . . . . . . .    $13,734,366    14,266,786        286,137
                                                ===========   ===========     ==========


                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                   1995          1994           1993
                                               ------------   -----------    -----------
Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other interest.    $ 5,052,621     5,081,811      9,991,899
                                                ===========   ===========     ==========

  Non-cash investing and financing activities:
    Total sales price of investment property,
      net of selling expenses. . . . . . . .    $     --            --        76,033,823
    Mortgage loan payable assumed by buyer .          --            --       (53,609,292)
                                                -----------   -----------     ----------
          Cash proceeds from sale of
            investment property,
            net of selling expenses. . . . .    $     --            --        22,424,531
                                                ===========   ===========     ==========

























                 See accompanying notes to consolidated financial statements.


         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               DECEMBER 31, 1995, 1994 AND 1993


(1)  OPERATIONS AND BASIS OF ACCOUNTING

     The Partnership holds (through joint ventures) an equity investment portfolio of United States real estate. Business activities consist of rentals to a wide variety of commercial and retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs not later than December 31, 1999.

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

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interests (notes 3 and 8) in JMB/Owings Mills Associates ("JMB/Owings"); 260 Franklin Street Associates ("260 Franklin"); Villages Northeast Associates ("Villages Northeast"); JMB/NewPark Associates ("JMB/NewPark"); and its indirect ownership of JMB/125 Broad Building Associates, L.P. ("JMB/125"). The Partnership through JMB/Owings, sold its interest in Owings Mills Mall in June 1993. In November 1994, the Partnership through its indirect ownership of JMB/125 assigned its interest in the 125 Broad Street Building.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1995 and 1994 is summarized as follows:




                                            1995                         1994
                             --------------------------------------------------------------
                                                 TAX BASIS
                                 GAAP BASIS     (Unaudited)   GAAP BASIS      TAX BASIS
                                ------------    -----------  ------------    -----------
Total assets . . . . . . . . .   $66,226,833     77,844,338    69,624,085     83,120,637

Partners' capital accounts
  (deficits):
    General partners . . . . .    (4,566,018)    (2,739,422)   (4,409,917)    (2,701,818)
    Limited partners . . . . .    16,336,466     32,851,602    19,612,894     37,383,376

Net earnings (loss):
    General partners . . . . .       (62,418)        56,080      (150,313)     2,683,078
    Limited partners . . . . .      (855,476)    (2,110,821)   11,514,511      9,409,237

Net earnings (loss) per
  limited partnership
  interest . . . . . . . . . .         (6.10)        (15.04)        82.05          67.04
                                 ===========     ==========   ===========    ===========




     The net loss per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of the period. Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($13,734,000 and $14,137,500 at December 31, 1995 and 1994,
respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments classified as current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other instruments. The debt, with a carrying balance of $41,845,394, has been calculated to have an SFAS 107 value of $58,104,098 by discounting the scheduled loan payments to maturity. Due to restrictions on transferability and prepayment and the inability to obtain comparable financing due to current levels of debt, previously modified debt terms or other property specific competitive conditions, the Partnership would be unable to refinance these properties to obtain such calculated debt amounts reported. (See note 4.) The Partnership has no other significant financial instruments.

     Certain amounts in the 1994 and 1993 consolidated financial statements have been reclassified to conform to the 1995 presentation.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been or may be required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.



(2)  INVESTMENT PROPERTIES

     The Partnership acquired, through joint ventures, interests in three contiguous apartment complexes, three office buildings and three shopping centers. During 1993, the Partnership, through JMB /Warner, sold its interest in the Blue Cross Building and, through JMB/Owings, its interest in Owings Mills Mall (notes 3(g) and (c)). During 1994, the Partnership, through its indirect ownership of JMB/125, assigned its interest in the 125 Broad Street Building (note 3(b)). All of the properties owned at December 31, 1995 were in operation. The cost of the investment properties represents the total cost to the Partnership or its ventures plus miscellaneous acquisition costs.

     Depreciation on the consolidated investment property has been provided over the estimated useful lives of 5 to 30 years using the straight-line method.

     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived assets to be held and used whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value. Any long-lived assets identified as "to be disposed of" would no longer be depreciated. Adjustments for impairment loss would be made in each period as necessary to report these assets at the lower of carrying value and fair value less costs to sell. In certain situations, such estimated fair value could be less than the existing non-recourse debt which is secured by the property. There would be no assurance that any estimated fair value of these assets would ultimately be obtained by the Partnership in any future sale or disposition transaction.

     Under the current impairment policy, provisions for value impairment are recorded with respect to investment properties whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carrying value. The amount of any such impairment loss recognized by the Partnership is limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 would be determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property with the related extinguishment of the long-term debt for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain (comprised of gain on extinguishment of debt and gain or loss on sale or disposition of property) for financial reporting purposes to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     The Partnership will adopt SFAS 121 as required in the first quarter of 1996. Based upon the Partnership's current assessment of the full impact of adopting SFAS 121, it is anticipated that a provision for value impairment would be required for 260 Franklin Street Associates. Such provision, would be approximately $17,400,000 in the first period of implementation of SFAS 121. In addition, upon the disposition of an impaired property, the Partnership would generally recognize more net gain under SFAS 121 than it would have under the Partnership's current impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this new accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes. 260 Franklin Street and the Dunwoody properties have been identified as properties to be disposed of and may not be depreciated in future years.

     The investment properties are pledged as security for the long-term debt, for which generally there is no recourse to the Partnership.


(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership entered into five joint venture agreements (JMB/Owings, JMB/125, 260 Franklin, Villages Northeast and JMB/NewPark) directly or indirectly with Carlyle Real Estate Limited Partnership - XV ("Carlyle-XV") (and for JMB/125, Carlyle Advisors, Inc.), and one (Palm Desert) with Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), Carlyle-XV and Carlyle-XVII are each sponsored by the Corporate General Partner. The terms of these affiliated joint venture agreements provide, in general, that the benefits and obligations of ownership, including tax effects, net cash receipts and net sale and refinancing proceeds and capital contribution obligations, are allocated or distributed, as the case may be, between the Partnership and the affiliated partner in proportion to their respective capital contributions to the affiliated venture. Pursuant to such agreements, the Partnership made capital contributions aggregating $137,940,218 through December 31, 1995.

     Certain of these affiliated partnerships have entered into joint venture agreements with unaffiliated joint venture partners. In general, the unaffiliated joint venture partners, who are either the sellers (or their affiliates) of the property investments acquired or parties which have contributed an interest in the property developed, or were subsequently admitted to the ventures, made no cash contributions to the ventures, but their retention of an interest in the property, through the joint venture, is taken into account in determining the purchase price of the Partnership's interest, which was determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership acquired, through the above ventures, three apartment complexes, three office buildings and three shopping centers. In 1993, the Partnership through JMB/Owings sold its interest in Owings Mills Mall and through JMB/Warner sold the Blue Cross Building (notes c and g below). In 1994, the Partnership through its indirect ownership of JMB/125 assigned its interest in the 125 Broad Street Building (note b below). Certain of the ventures' properties have been financed under various long-term debt arrangements as described in note 4 and in note 3 of Notes to Financial Statements of 260 Franklin Street Associates filed with this report.

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



     (b)  JMB/125

     In December 1985, the Partnership, through the JMB/125 joint venture partnership, acquired an interest in an existing joint venture partnership ("125 Broad") which owned a 40-story office building, together with a leasehold interest in the underlying land, located at 125 Broad Street in New York, New York. In addition to JMB/125, the other partners (the "O&Y partners") of 125 Broad included O&Y 25 Realty Company L.P., Olympia & York Broad Street Holding Company L.P. (USA) and certain other affiliates of Olympia & York Developments, Ltd. ("O&Y").

     In November 1994, the Partnership through its indirect ownership of JMB/125 assigned its interest in the 125 Broad Street Building to the venture partners as described below.

     JMB/125 was a joint venture between Carlyle-XVI Associates, L.P. (in which the Partnership held a 99% limited partnership interest), Carlyle-XV Associates, L.P. and Carlyle Advisors, Inc. The Partnership held, indirectly through Carlyle-XVI Associates, L.P., an approximate 40% limited partnership interest in JMB/125. The general partner in each of JMB/125 and Carlyle-XVI Associates, L.P. is an affiliate of the Partnership. For financial reporting purposes, profits and losses of JMB/125 are generally allocated 40% to the Partnership. The terms of the JMB/125 venture agreement generally provide that JMB/125's share of 125 Broad's annual cash flow and sale or refinancing proceeds would be distributed or allocated to the Partnership in proportion to its (indirect) approximate 40% share of capital contributions to JMB/125.

     JMB/125 acquired an approximately 48.25% interest in 125 Broad for a purchase price of $16,000,000, subject to a first mortgage loan. The first mortgage loan (in the principal amount of $277,410,516) bore interest at a rate of 10-1/8% per annum payable in semi-annual interest only payments and was to mature on December 27, 1995. JMB/125 also contributed $14,055,500 to 125 Broad to be used for working capital purposes and to pay an affiliate of O&Y for its assumption of JMB/125's share of the obligations incurred by 125 Broad under the "takeover space" agreement described below.

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

     The partnership agreement of 125 Broad, as amended, provided that the O&Y partners were obligated to make advances to pay operating deficits incurred by 125 Broad from the earlier of 1991 or the achievement of a 95% occupancy rate of the office building through 1995. In addition, from closing through 1995, the O&Y partners were required to make capital contributions to 125 Broad for the cost of tenant improvements and leasing expenses up to certain specified amounts and to make advances to 125 Broad to the extent such costs exceed such specified amounts and such costs are not paid for by the working capital provided by JMB/125 or the cash flow of 125 Broad. The amount of all costs for such tenant improvements and leasing expenses over the specified amounts and the advances for operating deficits from the earlier of the achievement of a 95% occupancy rate of the office building or 1991 were treated by 125 Broad as non-recourse loans bearing interest, payable monthly, at the floating prime rate of an institutional lender. Due to a major tenant vacating in 1991 and the O&Y affiliates' default under the "takeover space" agreement, the property operated at a deficit in 1994 and was expected to operate at a deficit for the next several years. Such deficits were required to be funded by additional loans from the O&Y partners, although as discussed below the O&Y partners had been in default of such funding obligation since June 1992. The outstanding principal balance and any accrued and unpaid interest on such loans were to be payable from 125 Broad's annual cash flow or net sale or refinancing proceeds, as described below. Any unpaid principal of such loans and any accrued and unpaid interest thereon were to be due and payable on December 31, 2000. JMB/125 and the O&Y partners were obligated to make capital contributions, in proportion to their respective interests in 125 Broad, in amounts sufficient to enable 125 Broad to pay any excess expenditures not covered by the capital contributions or advances of the O&Y partners described above.

     On November 15, 1994, effective as of October 31, 1994, JMB/125 and certain affiliates of O&Y reached an agreement to settle their disputes regarding 125 Broad and its property. Under the terms of the agreement, JMB/125 assigned its interest in 125 Broad to an affiliate of O&Y and released the O&Y partners from any claims related to 125 Broad. In return, JMB/125 received an unsecured promissory note in the principal amount of $5 million bearing simple interest at 4.5% per annum with all principal and accrued interest due at maturity in October 1999, subject to mandatory prepayments of principal and interest or acceleration of the maturity date under certain circumstances. As of December 31, 1994, the note has been fully reserved for by JMB/125. In addition, JMB/125 received a release from any claims of certain O&Y affiliates and will generally be indemnified against any liability as a general partner of 125 Broad. JMB/125 was also relieved of any obligation to contribute cash to 125 Broad in the amount of its deficit capital account balance. Affiliates of O&Y subsequently filed a prearranged bankruptcy plan for reorganization of 125 Broad under Chapter 11 of the Bankruptcy Code in order to facilitate 125 Broad's transfer of the office building to the mortgage lender in satisfaction of the mortgage debt and other claims. In January 1995, the plan for reorganization was approved by the bankruptcy court, was consummated, and the bankruptcy case was concluded. As a result of the assignment of its interest, JMB/125 no longer has an ownership interest in the office building and recognized in 1994 gains of $53,412,105 and $49,616,240 for financial reporting and Federal income tax purposes, respectively. The Partnership's share of such gains was $20,162,696 and $17,786,455 for financial reporting and Federal income tax purposes, respectively. In October 1995, the makers of the $5 million promissory note payable to JMB/125 filed for protection from creditors under Chapter 11 of the Bankruptcy Code. JMB/125 expects to file a claim in the bankruptcy action as an unsecured creditor. There is no assurance that JMB/125 will recover any amounts payable under the promissory note.

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

     Due to the O&Y partners' previous failure to advance necessary funds to 125 Broad as required under the joint venture agreement, 125 Broad in June 1992 defaulted on its mortgage loan by failing to pay approximately $4,722,000 of the semi-annual interest payment due on the loan. As a result of this default, the loan agreement provided for a default interest rate of 13-1/8% per annum on the unpaid principal amount. In addition, during 1992 affiliates of O&Y defaulted on a "takeover space" agreement with Johnson & Higgins, Inc. ("J&H"), one of the major tenants at the 125 Broad Street Building, whereby such affiliates of O&Y agreed to assume certain lease obligations of J&H at another office building in consideration of J&H's leasing space in the 125 Broad Street Building. As a result of this default, J&H offset rent payable to 125 Broad for its lease at the 125 Broad Street Building in the amount of approximately $43,500,000 through the date of JMB/125's assignment of its interest in 125 Broad, and it was expected that J&H would continue to offset amounts due under its lease corresponding to amounts by which the affiliates of O&Y were in default under the "takeover space" agreement. As a result of the O&Y affiliates' default under the "takeover space" agreement and the continuing defaults of the O&Y partners to advance funds to cover operating deficits, as of the date of assignment, the arrearage under the mortgage loan had increased to approximately $69,447,000. As discussed above, approximately $26,700,000 was remitted to the lender in October 1993 in connection with the early termination of the Salomon Brothers lease, and was applied towards mortgage principal for financial reporting purposes. Due to their obligations relating to the "takeover space" agreement, the affiliates of O&Y were obligated for the payment of the rent receivable associated with the J&H lease at the 125 Broad Street Building. Based on the continuing defaults of the O&Y partners, 125 Broad provided loss reserves for the entire rent offset by J&H, $14,900,000, $19,300,000 and $9,300,000 in 1994, 1993 and 1992, respectively, and also reserved approximately $32,600,000 in 1992 of accrued rents receivable relating to such J&H lease, since the ultimate collectability of such amounts depends upon the O&Y partners' and the O&Y affiliates' performance of their obligations. The Partnership's share of such losses was approximately $2,875,000, $3,725,000 and $8,106,000 for the years ended December 31,
1994, 1993 and 1992, respectively, and was included in the Partnership's share of loss from operations of unconsolidated venture.

     (c)  JMB/Owings

     In December 1985, the Partnership, through the JMB/Owings joint venture partnership, acquired an interest in an existing joint venture partnership ("Owings Mills") which owns an interest in an enclosed regional shopping center. JMB/Owings's original cash investment was $7,000,000, of which the Partnership's share was $3,500,000. On June 30, 1993, JMB/Owings sold its interest in Owings Mills Shopping Center as described below.

     Operating profits and losses of Owings Mills, in general, were allocable 40% to JMB/Owings and 60% to the unaffiliated joint venture partners. JMB/Owings had a cumulative preferred interest in net cash receipts (as defined) from the property. After JMB/Owings received its preferential return, the unaffiliated joint venture partners were entitled to a non-cumulative return on their interest in Owings Mills; additional net cash receipts were to be shared in a ratio relating to the various ownership interests of JMB/Owings and its unaffiliated joint venture partners. JMB/Owings also had preferred positions (related to JMB/Owings's cash investment in Owings Mills) with respect to distribution of net sale or refinancing proceeds from Owings Mills.

     On June 30, 1993, JMB/Owings sold its partnership interest in Owings Mills to an affiliate of the Partnership's unaffiliated joint venture partners. The sale price of the interest was $9,416,000, all of which was received in the form of a promissory note. In addition, the Partnership and Carlyle-XV were relieved of their allocated portion of the debt secured by the property. The promissory note (which is secured by a guaranty from an affiliate of the purchaser and of the Partnership's unaffiliated joint venture partner) bears interest at a rate of 7% per annum subject to increase to 8% per annum for the remainder of the term of the note. The promissory note requires principal and interest payments of approximately $109,000 per month with the remaining principal balance of approximately $5,500,000 due and payable on June 30, 1998. The monthly installment of principal and interest would be adjusted for the increase in the interest rate if applicable. Early prepayment of the promissory note may be required under certain circumstances including the sale or further encumbrance of Owings Mills Mall.

     The net cash proceeds and gain from sale of the interest was allocated 50% to the Partnership and 50% to Carlyle-XV in accordance to the JMB/Owings partnership agreement. For financial reporting purposes, JMB/Owings recognized, on the date of sale, gain of $5,254,855, of which the Partnership's share was $2,627,427, attributable to JMB/Owings being relieved of its obligations under the Owings Mills partnership agreement pursuant to the terms of the sale agreement. JMB/Owings adopted the cost recovery method until such time as the purchaser's initial investment was sufficient in order to recognize additional gain under Statement of Financial Accounting Standards No. 66 ("SFAS 66"). At December 31, 1994, the total deferred gain of JMB/Owings including principal and interest payments of $1,858,572 received and distributed through December 31, 1994 was $10,305,310 of which the Partnership's share was $5,152,655. As JMB/Owings collected a sufficient amount of the purchaser's initial investment, at March 31, 1995, the joint venture adopted the installment method for the recognition of the remaining deferred gain. JMB/Owings recognized $1,713,501 of deferred gain and $1,501,936 of interest income for the year ended December 31, 1995, of which the Partnership's share was $856,750 and $750,968, respectively.

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

     An affiliate of the General Partner managed the property until December 1994 for a fee computed at 3% of the property's gross receipts. Beginning January 1, 1992, 260 Franklin Street is escrowing the payment of property management fees and leasing commissions to the affiliate pursuant to the terms of the debt modification described below. The property is currently managed by the purchaser of the affiliate's assets on the same terms provided in the property management agreement, with the payment of the management fees guaranteed by an affiliate of the General Partners. Reference is made to Note 7.

     The office market in the Financial District of downtown Boston remains competitive due to new office building developments and layoffs, cutbacks and consolidations by many of the financial service companies which, along with related businesses, dominate this sub-market. Due to the competitive nature of the Boston office market, various rental concessions and lower effective rates have been required to facilitate leasing at the property. The property is currently expected to operate at a deficit for 1996 and for several years thereafter. The effective rental rates achieved on renewals and expansions of leases and those achieved or to be achieved on re-leasing of vacant space are substantially below the rates received under previous leases for the same space. In 1996, the leases of tenants occupying approximately 93,000 square feet (approximately 27% of the property) at the 260 Franklin Street Building expire. It is anticipated that there will be significant cost related to re-leasing this space.

     The long-term mortgage loan in the original principal amount of approximately $75,000,000 matured January 1, 1996. 260 Franklin, as of such date, began submitting the net operating cash flow of the property to the lender while seeking an extension or refinancing of the loan. Concurrent with such lender negotiations, 260 Franklin is also marketing the property for sale. However, there can be no assurance that the joint venture will be able to sell the property or to obtain any such modification or extension. If 260 Franklin is unable to sell the property or to refinance or extend the mortgage loan, the Partnership may decide not to commit any significant additional funds. This may result in 260 Franklin and the Partnership no longer having an ownership interest in the property. This would result in 260 Franklin and the Partnership recognizing a gain for financial reporting and Federal income tax purposes with no distributable proceeds.



     The long-term mortgage note secured by the 260 Franklin Street Building, as modified in December 1991, provided for monthly payments of interest only based upon the then outstanding balance at a rate of 8% per annum. Upon maturity, 260 Franklin was obligated to pay an amount sufficient to provide the lender with an 11% per annum yield on the mortgage note from January 1, 1991. In addition, upon maturity, 260 Franklin was obligated to pay to the lender a residual interest amount equal to 60% of the highest amount, if any, of (i) net sales proceeds, (ii) net refinancing proceeds, or (iii) net appraisal value, as defined. 260 Franklin has been required to (i) escrow excess cash flow from operations (computed without a deduction for property management fees and leasing commissions to an affiliate), beginning in 1991, to cover future cash flow deficits, (ii) make an initial contribution to the escrow account of $250,000, of which the Partnership's share was $75,000, and (iii) make annual escrow contributions, through January 1995, of $150,000, of which the Partnership's share is $45,000. The escrow account ($4,991,910 at December 31, 1995 including accrued interest) was to be used to cover the cost of capital and tenant improvements and lease inducements (approximately $3,083,000 used as of December 31, 1995) as defined, with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender as described above.

     (e)  Villages Northeast

     In September 1986, the Partnership, through the Villages Northeast joint venture partnership, acquired through a joint venture ("Post Associates") with an affiliate of the developer, an interest in three apartment complexes known as the Dunwoody Crossing (Phase I, II and III) Apartments, respectively, located near Atlanta, Georgia.

     Villages Northeast acquired its interest in the apartment complexes from an affiliate of the developer subject to an existing first mortgage loan secured by the Dunwoody Crossing (Phase II).

     As contemplated at the time of acquisition, in September 1987 an additional mortgage loan funded in the amount of $21,000,000 secured by the Dunwoody (Phase I and III) Apartments. After such financing, Villages Northeast's cash investment was approximately $15,398,000, of which the Partnership's share was approximately $4,619,000. The Phase I and III note bore interest at a rate of 9.75% and required monthly debt service payments of $180,425 representing principal and interest until October 1, 1994, when the entire outstanding balance of principal of $20,692,324 and any unpaid interest was due. Villages Northeast negotiated an extension of the mortgage loan until December 15, 1994 and then reached an agreement with the existing lender for a new loan, which requires monthly payments of principal and interest (8.65% per annum) of $171,737 beginning February 15, 1995 and continuing through November 15, 1997, when the remaining balance will be payable. The Dunwoody (Phase II) Apartments currently secure a $9,800,000 first mortgage loan, bearing interest of 7.64% per annum, requiring monthly payments of principal and interest of $73,316 through November 1, 1997, when the remaining balance is payable.

     Villages Northeast is entitled to a cumulative preferred return of annual net cash receipts (as defined) from the properties. Villages Northeast has received cash distributions from property operations through December 31, 1995. After Villages Northeast receives its preferential return, the unaffiliated venture partner is entitled to a non-cumulative return on its interest in the venture; additional net cash receipts are shared in a ratio relating to the various ownership interests of Villages Northeast (90%) and its unaffiliated venture partner (10%). Villages Northeast also has preferred positions (related to Villages Northeast's investment in Post Associates) with respect to distribution of net sale or refinancing proceeds from Post Associates. Operating profits and losses, in general, are allocable 90% to Villages Northeast and 10% to the unaffiliated venture partner, except that certain expenses paid for out of



Villages Northeast's cash payments are to be allocated solely to Villages Northeast and certain costs of operations paid for out of capital contributions, if any, of the unaffiliated venture partner are allocable solely to it.

     In January 1996, the venture obtained a non-binding letter of intent to sell the Dunwoody Crossing apartment complex to an unaffiliated prospective buyer. The agreement is subject to certain conditions including the waiver by the Partnership's unaffiliated venture partner to exercise its right of first opportunity to acquire the Partnership's interest in the Dunwoody Crossing apartment complex. In March 1996, the unaffiliated venture partner notified the Partnership of its intent to acquire the property in accordance with the Partnership agreement and the letter of intent of the unaffiliated prospective buyer. Although there can be no assurance the sale will be consummated, such sale is required to occur within 60 days of the receipt of the unaffiliated Venture Partner's notification. If the sale is consummated on the proposed terms, the Partnership would recognize in 1996 a gain for financial reporting and Federal income tax purposes.


     An affiliate of the unaffiliated venture partner entered into an agreement to manage the complexes through December 31, 2002 (subject to earlier termination by either party upon 60 days' prior written notice) for a fee equal to 5% of the gross revenues of the complexes. In August 1993, an affiliate of the General Partners assumed management of the property until December 1994 for a fee equal to 5% of the gross revenues of the complexes. The property is currently being managed by the purchaser of the affiliate's assets on the same terms. Reference is made to Note 7.

     (f)  JMB/NewPark

     In December 1986, the Partnership, through the JMB/NewPark joint venture partnership, acquired an interest in an existing joint venture partnership ("NewPark Associates") with the developer which owns an interest in an existing enclosed regional shopping center in Newark, California known as NewPark Mall. JMB/NewPark invested $32,500,000 for its 50% interest in NewPark Associates. In December 1995, the developer transferred its interest in NewPark Associates to a new venturer which is affiliated with the developer.

     The NewPark Mall secures a mortgage note payable in the principal amount of $50,620,219 that was originally due on November 1, 1995. Monthly payments of interest only of $369,106 were due through November 30, 1993. Commencing on December 1, 1993 through October 30, 1995, principal and interest were due in monthly payments of $416,351 with a final balloon payment due November 1, 1995. In October 1995, JMB/NewPark was granted a loan extension until December 15, 1995. Interest on the note payable accrued at 8.75% per annum. On December 21, 1995, NewPark Associates obtained a new mortgage loan with an institutional lender. The new mortgage loan in the principal amount of $60,000,000 is due on December 31, 2000. The loan provides for monthly interest-only payments of $357,500. Interest on the non-recourse loan accrues at 7.15% per annum.

     A portion of the proceeds from the note payable was used to pay the outstanding balance, including accrued interest, under the previous mortgage note payable. The Partnership's share of net refinancing proceeds (after payment of the previous mortgage note payable and costs and fees relating to the refinancing) was $535,000.

     The NewPark Associates partnership agreement provides that JMB/NewPark and the joint venture partner are each entitled to receive 50% of profits and losses, net cash flow and net sale or refinancing proceeds of NewPark Associates and are each obligated to advance 50% of any additional funds required under the terms of the NewPark Associates partnership agreement. In December 1995, the joint venture partner sold and assigned its interest in NewPark Associates to a third party, who was admitted as the new venture partner.



     The portion of the shopping center owned by NewPark Associates was managed by the former joint venture partner under a long-term agreement pursuant to which it was obligated to manage the property and collect all receipts from operations of the property. In December 1995, the former joint venture partner assigned its interest in the management agreement to the new venture partner. The manager is paid a management fee equal to 4% of the fixed and percentage rent. An amendment to the management agreement provides that the new manager will pay to an affiliate of the General Partner of the Partnership an annual consulting fee in the amount of $100,000 in consideration for assisting NewPark Associates and the new venture partner in the evaluation of property budgets, and leasing and long-term strategies for NewPark Mall. Such consulting fee is paid out of the management fee noted above.

     (g)  JMB/Warner

     In December 1987, the Partnership, through a joint venture partnership (JMB/Warner), (with Carlyle-XVII) acquired an interest in the Blue Cross Building. JMB/Warner's cash investment in the property was approximately $35,000,000, of which the Partnership's share was $25,967,742 (or approxi-mately 74%). The JMB/Warner venture agreement generally provided that any allocation of profits or losses and distributions of cash flow, net sale proceeds or net financing proceeds were to be distributed or allocated, as the case may be, to the Partnership in proportion to its capital contributions.

     On November 2, 1993, JMB/Warner sold the Blue Cross Building to an unaffiliated buyer for a sales price of $76,909,292 of which the Partnership's share was $57,061,733. The sales price consisted of $23,300,000 (before costs of sale) paid in cash at closing and the assumption by the purchaser of the existing mortgage note having an unpaid amount of $53,609,292. For financial reporting purposes, the Partnership allocated approximately $735,000 of prorations to the purchase price. The Partnership's share of net cash proceeds (before costs of sale and after consideration of the prorations) was approximately $17,833,000. In 1994, the Partnership distributed $1,078,168 to Carlyle-XVII. As a result of the sale, the Partnership recognized in 1993 a loss of $299,039 and a gain of $1,837,983 for financial reporting and Federal income tax purposes, respectively.

     In connection with the original sale of the property to JMB/Warner, the seller had entered into a long-term triple net lease of the entire office complex, which the seller has occupied since its construction. The lease provided for an initial annual base rent of $7,947,000 with periodic increases in the annual base rent equal to the lesser of (i) the periodic increase in a consumer price index, or (ii) 5% per annum compounded over the period. In general, the tenant was also obligated to pay the cost of property taxes and operating and maintenance expenses (other than the cost of flood or earthquake insurance) during the initial lease term and any renewal period. Commencing in 1993, JMB/Warner was obligated to pay the cost of any structural maintenance and repairs and any expenses for changes in the office complex attributable to governmental compliance. As a result of the sale of its interest, JMB/Warner was relieved of such obligations.

     (h)  Palm Desert

     In December 1988, the Partnership, Carlyle-XVII, and an affiliate of the seller acquired through Palm Desert an interest in an existing, enclosed regional shopping center known as Palm Desert Town Center in Palm Desert, California and a leasehold interest in the underlying land.



     The Partnership and Carlyle-XVII acquired their interests in Palm Desert, subject to a first mortgage loan with an outstanding principal balance of approximately $43,500,000 (note 4), for an initial aggregate contribution of approximately $17,400,000, all of which was paid in cash at closing, of which the Partnership's share was approximately $14,925,000. The Partnership and Carlyle-XVII's initial aggregate contribution was used to make the distribution to the joint venture partner as described below and to pay a portion of the closing costs. Except for amounts to be contributed to Palm Desert to pay certain closing costs, the joint venture partner was not required to make any capital contributions to Palm Desert at closing. However, in consideration of a distribution from Palm Desert at closing, the joint venture partner was obligated to make contributions to Palm Desert to pay the $13,752,746 purchase price obligation of Palm Desert to the seller of the shopping center, of which the final $4,826,906 was paid in January 1993. In addition, the joint venture partner was obligated to make contributions to Palm Desert through December 1994 to pay any operating deficits and to pay a portion of the returns to the Partnership and Carlyle-XVII as described below. Amounts required to pay the cost of tenant improvements and allowances (the "Tenant Improvement Costs") and other capital expenditures, as well as any operating deficits of Palm Desert after December 1994, have been and are expected to be contributed to Palm Desert 25% by the joint venture partner and 75% by the Partnership and Carlyle-XVII in the aggregate.

     The terms of the Palm Desert agreement provide that the Partnership and Carlyle-XVII are entitled to receive out of net cash flow a current preferred return and a cumulative preferred return, each based on a negotiated rate of return on their respective initial capital contributions (other than those used to pay closing costs). Such current preferred return, which the Partnership was entitled to receive through December 31, 1994 (as defined) was received. The Partnership, Carlyle-XVII and the joint venture partner are entitled to a cumulative preferred return, based on a negotiated rate of return on their respective contributions to pay the Tenant Improvement Costs through December 1994 (the "Tenant Improvement Cost Contributions"). All cumulative preferred returns are distributable on an equal priority level; however, they are subordinate to the receipt by the Partnership and Carlyle-XVII of their respective current year preferred return. Any remaining annual cash flow will be distributable 75% to the Partnership and Carlyle-XVII and 25% to the joint venture partner until the Partnership and Carlyle-XVII have received an amount equal to their initial capital contributions (other than those used to pay closing costs) plus a negotiated annual internal rate of return thereon and an amount equal to their Tenant Improvement Cost contributions, and thereafter any remaining annual cash flow shall be distributable 50% to the Partnership and Carlyle-XVII and 50% to the joint venture partner.

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



     The portion of the shopping center owned by Palm Desert is currently subject to a first mortgage loan from an institutional lender with an outstanding principal balance of approximately $41,845,000 and $42,165,000 at December 31, 1995 and 1994, respectively. The loan provides for fixed interest at the rate of 12% per annum and monthly payments of principal and interest of $446,842 until January 1, 2019, when the loan will have been fully amortized.

     The land underlying the shopping center is owned by the lender under the first mortgage loan. Palm Desert leases the land by assignment of an existing ground lease which has a term through December 2038 and provides for minimum annual rental payments of $900,000, as well as for additional rental payments for each calendar year equal to 50% of the amount by which certain of the ground lessee's gross receipts from the shopping center exceed $6,738,256. Total ground rent expense for the years ended December 31, 1995, 1994 and 1993 was $1,261,322, $1,347,204 and $1,015,968,
respectively. The ground lease provides for two 10-year extensions at the option of the lessee. The ground lease does not provide for any option on the part of Palm Desert to purchase the land. Reference is also made to note 6(b).

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

For 1994 and 1993, in accordance with the Palm Desert partnership agreement, losses were allocated to the joint venture partner to the extent that it had cumulatively contributed capital to fund the Partnership's and Carlyle-XVII's preferred return less any losses previously allocated to the joint venture partner as discussed above. The remainder of the loss was allocated 75% to the Partnership and Carlyle-XVII and 25% to the joint venture partner. For 1995, losses were allocated 75% to the Partnership and Carlyle-XVII and 25% to the joint venture partner as there were no distributions made to the partner in 1995.

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

     The shopping center is being managed pursuant to a long-term agreement with an affiliate of the joint venture partner. The manager is paid a fee equal to 3% of the base and percentage rents collected under tenant leases, increasing to 4% of the base and percentage rents for those years that the Partnership and Carlyle-XVII have received their current preferred return and all of their cumulative preferred return for current and previous periods. In addition, under the terms of the management agreement, the manager or an affiliate will be entitled to receive compensation for leasing services.




(4)  LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1995 and 1994:

                                          1995        1994
                                      ------------------------
12% per annum mortgage note; secured by
  the Palm Desert Town Center; payable
  in monthly installments of principal
  and interest of $446,842 until paid
  in full in January 2019. . . . . . . $41,845,394  42,164,903
                                       ----------- -----------

        Total debt . . . . . . . . . .  41,845,394  42,164,903
        Less current portion of
          long-term debt . . . . . . .     360,031     319,509
                                       ----------- -----------

        Total long-term debt . . . . . $41,485,363  41,845,394
                                       =========== ===========

     Five year maturities of long-term debt are summarized as follows:

                 1996. . . . . . .    $360,031
                 1997. . . . . . .     405,692
                 1998. . . . . . .     457,143
                 1999. . . . . . .     515,121
                 2000. . . . . . .     580,451
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

     The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership or the General Partners' interests in the Partnership. "Net cash receipts" from operations of the Partnership will be allocated 90% to the Holders of Interests and 10% to the General Partners (of which 6.25% constitutes a management fee to the Corporate General Partner for services in managing the Partnership). However, for the five year period through the end of 1992, the General Partners deferred their allocation of "net cash receipts" to a stipulated return on capital for the Holders of Interests (note 7). The deferred amounts are payable out of any "net cash receipts" and "sales or refinancing proceeds" of the Partnership, without interest at such times as the General Partners may determine.



     The Partnership Agreement provides that, subject to certain conditions, the General Partners shall receive as a distribution of the proceeds (net after expenses and liabilities and retained working capital) from the sale or refinancing of a real property up to 3% of the selling price for any property sold, and that the remaining net proceeds be distributed 85% to the holders of Interest and 15% to the General Partners.

However, prior to such distributions the Holders of Interests are entitled to receive 99% and the General Partners 1% of net sale or refinancing proceeds until the Holders of Interest (i) have received cumulative cash distributions from the Partnership's operations which, when combined with net sale or refinancing proceeds previously distributed, equal a 6% annual non-compound return on the Holders' of Interests average capital investment for each year (their initial capital investment as reduced by net sale or refinancing proceeds previously distributed) commencing with the third fiscal quarter of 1987 and (ii) have received cash distributions of net sale or refinancing proceeds in an amount equal to the Holders' of Interests aggregate initial capital investment in the Partnership. The General Partners have elected to waive their right to receive their distributive share of up to 3% of the sale price of the Blue Cross Building.


(6)  LEASES

     (a)  As Property Lessor

     At December 31, 1995, the Partnership and its consolidated venture's principal asset is a shopping center. The Partnership has determined that all leases are properly classified as operating leases; therefore rental income is reported when earned and the cost of the property, excluding the cost of land, is depreciated over the estimated useful lives. Leases with tenants at Palm Desert Town Center range in term from one to twenty-five years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants generally provide for additional rent based upon percentages of tenants' sales volumes over certain specified amounts. A substantial portion of the ability of the retail tenants at Palm Desert Town Center to honor their leases is dependent upon the retail economic sector.

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit in excess of specific reimbursements, to be received in the future under the above operating commercial lease agreements are as follows:

             1996. . . . . . . . . . . . . .   $ 7,053,695
             1997. . . . . . . . . . . . . .     6,773,298
             1998. . . . . . . . . . . . . .     6,220,007
             1999. . . . . . . . . . . . . .     5,184,121
             2000. . . . . . . . . . . . . .     4,793,987
             Thereafter. . . . . . . . . . .    17,957,964
                                               -----------
                                               $47,983,072
                                               ===========

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

In addition to cash payments due, periodic ground rent expense also reflects an adjustment equal to 50% of the net change in accrued rents receivable. Total ground rent expense for the years ended December 31, 1995, 1994 and 1993 was $1,261,322, $1,347,204 and $1,015,968,
respectively. Actual cash payments for 1995, 1994 and 1993 were $1,092,049, $1,050,000 and $900,000, respectively.


     Future minimum rental commitments under the lease are as follows:

              1996 . . . . . . . . . .$   900,000
              1997 . . . . . . . . . .    900,000
              1998 . . . . . . . . . .    900,000
              1999 . . . . . . . . . .    900,000
              2000 . . . . . . . . . .    900,000
              Thereafter . . . . . . . 34,200,000
                                      -----------
                                      $38,700,000
                                      ===========


(7)  TRANSACTIONS WITH AFFILIATES

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

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates for the years ending December 31, 1995, 1994 and 1993 are as follows:




                                                                              UNPAID AT
                                                                             DECEMBER 31,
                                         1995         1994         1993         1995
                                       --------     --------     --------  --------------
Management fees to
  Corporate General Partners . .       $112,427      155,942      331,376          --
Insurance commissions. . . . . .         28,811       24,307       28,810          --
Reimbursement (at cost) for
  accounting services. . . . . .         93,892       98,129       76,669          --
Reimbursement (at cost) for
  portfolio management
  services . . . . . . . . . . .         31,844       33,490        --             --
Reimbursement (at cost) for
  legal services . . . . . . . .          7,213        3,224        6,775          --
Reimbursement (at cost) for
  administrative charges and
  other out-of-pocket expenses .        110,709        4,050       29,407          59,288
                                       --------      -------      -------          ------

                                       $384,896      319,142      473,037          59,288
                                       ========      =======      =======          ======

     The above table reflects that during 1995, the Partnership recognized and paid certain 1994 administrative charges of approximately $40,612 that had not previously been reimbursed.




     Effective October 1, 1995, the Corporate General Partner of the Partnership engaged independent third parties to perform certain administrative services for the Partnership which were previously performed by, and partially reimbursed to, affiliates of the General Partners. Use of such third parties is not expected to have a material effect on the operations of the Partnership.


(8)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary combined financial information for JMB/125 (through the effective date of assignment - October 31, 1994), JMB/Owings, 260 Franklin, Villages Northeast and JMB/NewPark are as follows:

                                   1995           1994
                                -----------   ------------

Current assets . . . . . . .   $ 10,073,925      8,923,337
Current liabilities. . . . .    (90,693,683)    (3,031,777)
                               ------------   ------------
    Working capital. . . . .    (80,619,758)     5,891,560
                               ------------   ------------
Deferred expenses and accrued
 rents receivable. . . . . .      2,193,737      1,407,694
Ventures partners' equity. .    (18,749,959)   (33,657,364)
Investment properties, net .    184,112,280    192,034,618
Other liabilities. . . . . .       (230,522)    (2,017,084)
Long-term debt . . . . . . .    (90,256,644)  (166,010,116)
                               ------------   ------------
    Partnership's capital
     (deficit) . . . . . . .   $ (3,550,866)    (2,350,692)
                               ============   ============
Represented by:
  Invested capital . . . . .   $ 58,008,483     57,873,483
  Cumulative cash distributions (21,783,531)   (20,462,902)
  Cumulative losses. . . . .    (39,775,818)   (39,761,273)
                               ------------   ------------
                               $ (3,550,866)    (2,350,692)
                               ============   ============
Total income . . . . . . . .   $ 32,780,960     61,459,559
Expenses applicable to
  operating loss . . . . . .     37,312,297    103,034,572
                               ------------   ------------
Net operating loss . . . . .     (4,531,337)   (41,575,013)
Gain on sale or disposition
  of investment in uncon-
  solidated ventures
  (note 3) . . . . . . . . .      1,713,501     52,412,102
                               ------------   ------------
    Net (loss) income (see
      note 3(b)) . . . . . .   $ (2,817,836)    10,837,089
                               ============   ============
Partnership's share of
  (loss) income. . . . . . .   $    (14,545)    11,856,990
                               ============   ============

     Additionally, for the year ended December 31, 1993, total income was $104,538,897, expenses applicable to operating loss were $134,358,616 and the net loss was $29,819,719 for the unconsolidated ventures listed above.




                                                                            SCHEDULE III
                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                     CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                       DECEMBER 31, 1995






                                                   COST
                                                CAPITALIZED
                           INITIAL COST TO      SUBSEQUENT   GROSS AMOUNT AT WHICH CARRIED
                           PARTNERSHIP (A)    TO ACQUISITION     AT CLOSE OF PERIOD (B)
                      -----------------------------------------------------------------------------
                                    BUILDINGS      LAND,                BUILDINGS
                                      AND      BUILDINGS AND               AND
            ENCUMBRANCE   LAND     IMPROVEMENTSIMPROVEMENTS    LAND    IMPROVEMENTS  TOTAL (D)
            ---------------------- -----------------------------------------------------------
SHOPPING
 CENTER:
Palm Desert
 Town Center
 Palm Desert
 (Palm Springs),
 California . .$41,845,394  -- (C)   59,184,329      915,994    --       60,100,323 60,100,323
            =========== ==========   ==========      =================   ========== ==========



                                                               SCHEDULE III - CONTINUED
                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                     CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                       DECEMBER 31, 1995





                                                                 LIVES ON WHICH
                                                                  DEPRECIATION
                                                                   IN LATEST
                                                                    INCOME           1995
                      ACCUMULATED           DATE OF      DATE     STATEMENT IS    REAL ESTATE
                     DEPRECIATION(E)     CONSTRUCTION  ACQUIRED    COMPUTED          TAXES
                    ----------------     ------------ -------------------------   -----------
SHOPPING CENTER:
 Palm Desert Town
  Center
  Palm Desert
  (Palm Springs),
  California . . . . .    14,023,956        1983        12/23/88     5-30 YEARS       743,746
                          ==========                                                  =======

Notes:
    (A)    The initial cost to the Partnership represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

    (B)    The aggregate cost of real estate owned at December 31, 1995 for Federal income tax purposes was
$59,921,351.

    (C)    Property operated under ground lease; see Note 6(b).



                                                                  SCHEDULE III - CONTINUED
                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                     CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                       DECEMBER 31, 1995


    (D)    Reconciliation of real estate owned:
                                                    1995           1994           1993
                                                ------------   ------------   -----------
          Balance at beginning of period . . .   $60,061,137     60,060,557   153,042,114
          Additions during period. . . . . . .        39,186          --          263,742
          Sale of investment property. . . . .         --               580   (93,245,299)
                                                 -----------    -----------   -----------
          Balance at end of period . . . . . .   $60,100,323     60,061,137    60,060,557
                                                 ===========    ===========   ===========


    (E)    Reconciliation of accumulated depreciation:

          Balance at beginning of period . . .   $12,018,826     10,011,970    23,729,463
          Depreciation expense . . . . . . . .     2,005,130      2,006,856     4,021,646
          Sale of investment property. . . . .         --             --      (17,739,139)
                                                 -----------    -----------   -----------

          Balance at end of period . . . . . .   $14,023,956     12,018,826    10,011,970
                                                 ===========    ===========   ===========











                 INDEPENDENT AUDITORS' REPORT

The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XVI:

     We have audited the financial statements of 260 Franklin Street Associates, an unconsolidated joint venture of Carlyle Real Estate Limited Partnership-XVI (note 1) as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 260 Franklin Street Associates, an unconsolidated joint venture of Carlyle Real Estate Limited Partnership-XVI at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The accompanying financial statements and financial statement schedule have been prepared assuming that the 260 Franklin Street Associates Venture ("Venture") will continue as going concern. As discussed in Note 3(d) of the Partnership's notes to consolidated financial statements, incorporated by reference in Note 2 of the Venture's financial statements, the 260 Franklin Street Building is expected to operate at a deficit for 1996 and several years thereafter. In addition, the mortgage loan matured January 1, 1996. The Venture is attempting to refinance the loan, but there can be no assurance that such efforts will be successful. If the Venture is unable to refinance or extend the mortgage loan, the venture partners may decide not to commit additional funds to the property. This may result in the Venture no longer having an ownership interest in the property. These circumstances raise substantial doubt about the Venture's ability to retain its ownership interest in the 260 Franklin Street Building and continue as a going concern. The venture partners' plans with regard to this matter are also described in Note 3(d) of the Partnership's Notes to Consolidated Financial Statements. The accompanying financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.




                                 KPMG PEAT MARWICK LLP
Chicago, Illinois
March 25, 1996


                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                260 FRANKLIN STREET ASSOCIATES

                                        BALANCE SHEETS

                                  DECEMBER 31, 1995 AND 1994


                                            ASSETS
                                            ------

                                                                 1995           1994
                                                             ------------   ------------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . .  $   212,769        150,454
  Rents and other receivables. . . . . . . . . . . . . . . .      117,595         77,085
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . .       27,547         27,547
  Escrow deposits (note 2) . . . . . . . . . . . . . . . . .    4,991,910      5,209,282
                                                             ------------   ------------

          Total current assets . . . . . . . . . . . . . . .    5,349,821      5,464,368
                                                             ------------   ------------

Investment property, at cost (notes 1 and 2) - Schedule III:
  Land and leasehold interests . . . . . . . . . . . . . . .    6,662,200      6,662,200
  Buildings and improvements . . . . . . . . . . . . . . . .   85,304,098     85,235,428
                                                             ------------   ------------

                                                               91,966,298     91,897,628
  Less accumulated depreciation. . . . . . . . . . . . . . .   29,218,490     26,377,605
                                                             ------------   ------------

          Total investment property,
            net of accumulated depreciation. . . . . . . . .   62,747,808     65,520,023
                                                             ------------   ------------

Deferred expenses. . . . . . . . . . . . . . . . . . . . . .      906,207        597,877
Accrued rents receivable . . . . . . . . . . . . . . . . . .      340,115         81,044
                                                             ------------   ------------

                                                             $ 69,343,951     71,663,312
                                                             ============   ============



                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                260 FRANKLIN STREET ASSOCIATES

                                  BALANCE SHEETS - CONTINUED


                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

                                                                 1995           1994
                                                             ------------   ------------
Current liabilities:
  Current portion of long-term debt, including accrued interest
    (notes 2 and 3). . . . . . . . . . . . . . . . . . . . . $ 87,623,625          --
  Accounts payable . . . . . . . . . . . . . . . . . . . . .      344,179        158,665
  Unearned rents . . . . . . . . . . . . . . . . . . . . . .       19,984         45,808
  Amounts due to affiliates (note 5) . . . . . . . . . . . .    2,179,300      1,756,321
                                                             ------------   ------------
          Total current liabilities. . . . . . . . . . . . .   90,167,088      1,960,794

Tenant security deposits . . . . . . . . . . . . . . . . . .       62,585         62,585
Long-term debt, less current portion (note 3). . . . . . . .        --        85,376,895
                                                             ------------   ------------
Commitments and contingencies (notes 1, 2, 3, 4 and 5)

          Total liabilities. . . . . . . . . . . . . . . . .   90,229,673     87,400,274

Partners' capital accounts (deficits) (note 2):
  Carlyle-XVI:
    Capital contributions. . . . . . . . . . . . . . . . . .   14,260,140     14,215,140
    Cumulative net losses. . . . . . . . . . . . . . . . . .  (18,135,456)   (16,577,328)
    Cumulative cash distributions. . . . . . . . . . . . . .   (2,379,238)    (2,379,238)
                                                             ------------   ------------
                                                               (6,254,554)    (4,741,426)
                                                             ------------   ------------
  Venture Partners:
    Capital contributions. . . . . . . . . . . . . . . . . .   32,401,274     32,401,274
    Cumulative net losses. . . . . . . . . . . . . . . . . .  (41,410,888)   (37,775,256)
    Cumulative distributions . . . . . . . . . . . . . . . .   (5,621,554)    (5,621,554)
                                                             ------------   ------------
                                                              (14,631,168)   (10,995,536)
                                                             ------------   ------------
          Total partners' capital accounts (deficits). . . .  (20,885,722)   (15,736,962)
                                                             ------------   ------------
                                                             $ 69,343,951     71,663,312
                                                             ============   ============

                        See accompanying notes to financial statements.


                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                260 FRANKLIN STREET ASSOCIATES

                                   STATEMENTS OF OPERATIONS

                         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                   1995          1994            1993
                                                -----------   -----------    -----------
Income:
  Rental income. . . . . . . . . . . . . . .   $ 10,951,926    11,387,175     10,923,738
  Interest income. . . . . . . . . . . . . .        337,967       180,353        135,316
                                               ------------   -----------    -----------
                                                 11,289,893    11,567,528     11,059,054
                                               ------------   -----------    -----------
Expenses:
  Mortgage and other interest. . . . . . . .      8,238,011     8,238,012      8,238,011
  Depreciation . . . . . . . . . . . . . . .      2,840,885     2,838,252      2,833,898
  Property operating expenses. . . . . . . .      5,120,754     5,068,653      4,729,649
  Professional services. . . . . . . . . . .         21,706        25,043         68,434
  Amortization of deferred expenses. . . . .        262,297       241,574        225,055
                                               ------------   -----------    -----------
                                                 16,483,653    16,411,534     16,095,047
                                               ------------   -----------    -----------

          Net earnings (loss). . . . . . . .   $ (5,193,760)   (4,844,006)    (5,035,993)
                                               ============   ===========    ===========















                        See accompanying notes to financial statements.


                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                260 FRANKLIN STREET ASSOCIATES

                      STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                                                     VENTURE
                                                   CARLYLE-XVI       PARTNER        TOTAL
                                                   ------------   ------------   ------------

Balance (deficit) at December 31, 1992 . . . . .   $ (1,822,428)    (4,289,535)    (6,111,963)

Capital contributions  . . . . . . . . . . . . .          --             --             --
Cash distributions . . . . . . . . . . . . . . .          --             --             --
Net loss . . . . . . . . . . . . . . . . . . . .     (1,510,797)    (3,525,196)    (5,035,993)
                                                   ------------    -----------    -----------

Balance (deficit) at December 31, 1993 . . . . .     (3,333,225)    (7,814,731)   (11,147,956)

Capital contributions  . . . . . . . . . . . . .         45,000        210,000        255,000
Cash distributions . . . . . . . . . . . . . . .          --             --             --
Net operating loss . . . . . . . . . . . . . . .     (1,453,201)    (3,390,805)    (4,844,006)
                                                   ------------    -----------    -----------

Balance (deficit) at December 31, 1994 . . . . .     (4,741,426)   (10,995,536)   (15,736,962)

Capital contributions  . . . . . . . . . . . . .         45,000          --            45,000
Cash distributions . . . . . . . . . . . . . . .          --             --             --
Net operating loss . . . . . . . . . . . . . . .     (1,558,128)    (3,635,632)    (5,193,760)
                                                   ------------    -----------    -----------

Balance (deficit) at December 31, 1995 . . . . .    $(6,254,554)   (14,631,168)   (20,885,722)
                                                   ============    ===========    ===========








                        See accompanying notes to financial statements.


                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                260 FRANKLIN STREET ASSOCIATES

                                   STATEMENTS OF CASH FLOWS

                         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                   1995           1994           1993
                                               ------------   -----------    -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . .   $ (5,193,760)   (4,844,006)    (5,035,993)
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation . . . . . . . . . . . . . .      2,840,885     2,838,252      2,833,898
    Amortization of deferred expenses. . . .        262,297       241,574        225,055
    Long-term debt-deferred accrued interest      2,246,730     1,747,457      2,746,003
    Accrued rents receivable . . . . . . . .       (259,071)      344,433        393,890
Changes in:
  Rents and other receivables. . . . . . . .        (40,510)      (12,148)       (14,310)
  Prepaid expenses . . . . . . . . . . . . .          --              672          3,377
  Escrow deposits. . . . . . . . . . . . . .        217,372      (317,786)    (1,327,631)
  Accounts payable . . . . . . . . . . . . .        185,514       (23,098)      (372,237)
  Unearned rents . . . . . . . . . . . . . .        (25,824)       45,808          --
  Tenant security deposits . . . . . . . . .          --          (13,029)         6,113
  Amounts due to affiliates. . . . . . . . .        422,979      (359,862)       825,541
                                               ------------  ------------   ------------
          Net cash provided by (used in)
            operating activities . . . . . .        656,612      (351,733)       283,706
                                               ------------  ------------   ------------
Cash flows from investing activities:
  Additions to investment properties . . . .        (68,670)     (122,073)      (273,264)
  Payment of deferred expenses . . . . . . .       (570,627)     (193,007)       (50,639)
                                               ------------  ------------   ------------
          Net cash used in investing activities    (639,297)     (315,080)      (323,903)
                                               ------------  ------------   ------------



                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                260 FRANKLIN STREET ASSOCIATES

                             STATEMENTS OF CASH FLOWS - CONTINUED



                                                   1995           1994           1993
                                              -------------   -----------    -----------

Cash flows from financing activities:
  Cash contributions from Partnership. . . .         45,000        45,000          --
  Cash contributions from venture partners .          --          210,000          --
                                              -------------  ------------   ------------
          Net cash provided by financing activities  45,000       255,000          --
                                              -------------  ------------   ------------

          Net increase (decrease) in cash  .         62,315      (411,813)       (40,197)
          Cash and cash equivalents,
            beginning of year. . . . . . . .        150,454       562,267        602,464
                                              -------------  ------------   ------------
          Cash and cash equivalents,
            end of year. . . . . . . . . . .  $     212,769       150,454        562,267
                                              =============  ============   ============

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest.  $   5,991,281     5,991,281      5,991,281
                                              =============  ============   ============

Non-Cash investing and financing activities.  $       --            --             --
                                              =============  ============   ============













                        See accompanying notes to financial statements.


         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                260 FRANKLIN STREET ASSOCIATES

                 NOTES TO FINANCIAL STATEMENTS

               DECEMBER 31, 1995, 1994 AND 1993


(1)  OPERATIONS AND BASIS OF ACCOUNTING

     The accompanying financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission.

     260 Franklin holds an equity investment in an office building in Boston, Massachusetts. Business activities consist of rentals to a wide variety of commercial companies, and the ultimate sale or disposition of such real estate.

     The records of 260 Franklin are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to reflect the 260 Franklin accounts in accordance with generally accepted accounting principles. Such adjustments are not recorded on the records of 260 Franklin.

     The preparation of financial statements in accordance with GAAP requires 260 Franklin to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires 260 Franklin to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. 260 Franklin records amounts held in U.S. Government obligations at cost which approximates market. For the purposes of these statements, 260 Franklin's policy is to consider all such amounts held with original maturities of three months or less ($162,000 and none at December 31, 1995 and 1994, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred expenses are comprised of deferred leasing costs, which are amortized using the straight-line method over the terms of the related leases and financing costs which are amortized over the term of the related debt.

     Depreciation on the investment property has been provided over the estimated useful lives of 5 to 30 years using the straight-line method.



     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that 260 Franklin record of an impairment loss on long-lived assets to be held and used whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value. Any long-lived assets identified as "to be disposed of" would no longer be depreciated. Adjustments for impairment loss would be made in each period as necessary to report these assets at the lower of carrying value and fair value less costs to sell. In certain situations, such estimated fair value could be less than the existing non-recourse debt which is secured by the property. There would be no assurance that any estimated fair value of these assets would ultimately be obtained in any future sale or disposition transaction.

     Under the current impairment policy, provisions for value impairment are recorded with respect to an investment property whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carrying value. The amount of any such impairment loss recognized by 260 Franklin is limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 would be determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property with the related extinguishment of the long-term debt for which an impairment loss has been recognized under SFAS 121, 260 Franklin would recognize, at a minimum, a net gain (comprised of gain on extinguishment of debt and gain or loss on sale or disposition of property) for financial reporting purposes to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     260 Franklin will adopt SFAS 121 as required in the first quarter of 1996. Based upon 260 Franklin's current assessment of the full impact of adopting SFAS 121, it is anticipated a provision for value impairment would be required for approximately $17,400,000. In addition, should the lender realize upon its security and take title to the property, 260 Franklin would recognize an extraordinary gain from extinguishment of indebtedness. Although implementation of this new accounting statement could significantly impact 260 Franklin's reported earnings, there would be no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes. The 260 Franklin Street property has been identified as a property to be disposed of and may not be depreciated in future years.

     Investment property is pledged as security for the long-term debt, for which there is no recourse to the venture.

     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     Amounts in the 1993 and 1994 260 Franklin financial statements have been reclassified to conform to the 1995 presentation.

     Although certain leases provide for tenant occupancy during periods for which no rent is due and/or increases in minimum lease payments over the term of the lease, the venture accrues prorated rental income for the full period of occupancy on a straight-line basis.

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. 260 Franklin believes the carrying amount of its financial instruments classified as current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of 260 Franklin's other instruments. As the debt secured by the 260 Franklin building has been reclassified as current liabilities at December 31, 1995 as a result of default (see Note 3(d)) and because resolution of such default is uncertain, 260 Franklin considers the disclosure of the SFAS 107 value of such debt to be impracticable. Due to maturity of the loan and the inability to obtain comparable financing due to current levels of debt, previously modified debt terms or other property specific competitive conditions, 260 Franklin would be unable to refinance the property to obtain such calculated debt amounts reported. (See Note 3.) The Partnership has no other significant financial instruments.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the venture partners rather than the ventures.


(2)  VENTURE AGREEMENTS

     A description of the venture agreement is contained in Note 3(a) of Notes to Consolidated Financial Statements of Carlyle-XVI. Such note is hereby incorporated herein by reference.



(3)  LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1995 and 1994:

                                                                       1995           1994
                                                                   ------------   ------------
11.0% per annum mortgage note in default; secured by the 260 Franklin
  Street Building; monthly payments of interest only (6% per annum)
  of $374,455 through January 1, 1992, monthly payments of
  interest only (8% per annum) of $499,273 from February 1,
  1992 through December 1, 1995, with the unpaid balance of
  principal of $74,891,013 plus accrued unpaid interest
  due on January 1, 1996.  Additional interest payable upon
  maturity to provide an 11% per annum return to lender and
  60% of the greater of net sales or refinancing proceeds or the net appraised value, as defined.  Reference is made to
  Note 3(d) of Notes to Consolidated Financial Statements of
  Carlyle-XVI. . . . . . . . . . . . . . . . . . . . . . . . . .    $87,623,625     85,376,895
                                                                    -----------   ------------

          Total debt . . . . . . . . . . . . . . . . . . . . . .     87,623,625     85,376,895
          Less current portion of long-term debt . . . . . . . .     87,623,625         --
                                                                    -----------   ------------

          Total long-term debt . . . . . . . . . . . . . . . . .    $     --        85,376,895
                                                                    ===========   ============




     Included in the above debt is $12,732,612 and $10,485,882 for 1995 and 1994, respectively, which represents mortgage interest accrued pursuant to the terms of the 260 Franklin mortgage note.


(4)  LEASES

     (a)  As Property Lessor

     At December 31, 1995, 260 Franklin's primary leased asset was an office building. 260 Franklin has determined that all leases relating to the property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding cost of land, is depreciated over the estimated useful lives. Leases range in term from one to 25 years and provide for fixed minimum rent and partial to full reimbursement of operating costs.

     Minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance), to be received in the future under the above operating commercial lease agreements, are as follows:

                 1996. . . . . . . . .  $ 8,102,216
                 1997. . . . . . . . .    6,702,045
                 1998. . . . . . . . .    6,697,220
                 1999. . . . . . . . .    6,621,358
                 2000. . . . . . . . .    6,050,481
                 Thereafter. . . . . .   19,119,419
                                        -----------
                                        $53,292,739
                                        ===========


(5)  TRANSACTIONS WITH AFFILIATES

     During 1994 and 1993, an affiliate of the Corporate General Partner provided management and leasing services. In December 1994, the affiliate sold substantially all of its assets and assigned its interest in its management contracts, including the one for 260 Franklin Street, to an unaffiliated third party. (See Note 7 of Notes to Consolidated Financial Statements of Carlyle-XVI). In connection with such sale, an affiliate of the General Partners guaranteed payment to the unaffiliated third party of the property management fees for the 260 Franklin property. As a result of the affiliate's payment of management fees for 1995 to the unaffiliated third party manager pursuant to the guarantee, the amount of such management fees is reflected as payable to an affiliate in the unconsolidated financial statements. Pursuant to the terms of the loan modification for 260 Franklin, cash flow from the property in an amount equal to all management fees and leasing fees have been escrowed by 260 Franklin and are reported as escrow deposits in the accompanying financial statements. Such affiliate is entitled to property management fees of $331,811, $320,385 and $340,753 in 1995, 1994 and 1993, respectively. Such affiliate also is entitled to leasing fees of none, $100,855 and $6,789 for 1995, 1994 and 1993, respectively. As of December 31, 1995, $1,320,185 of management and leasing fees were unpaid. Remaining amounts due to affiliates at December 31, 1995 represents advances from Carlyle-XV and Carlyle-XVI of $468,686 and $200,482, respectively, which can be repaid pursuant to the reserve escrow agreement.




                                                                                SCHEDULE III
                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI

                                  260 FRANKLIN STREET ASSOCIATES

                             REAL ESTATE AND ACCUMULATED DEPRECIATION

                                         DECEMBER 31, 1995



                                            COST
                                         CAPITALIZED
                   INITIAL COST TO      SUBSEQUENT TO            GROSS AMOUNT AT WHICH CARRIED
               UNCONSOLIDATED VENTURES(A)ACQUISITION                AT CLOSE OF PERIOD (B)
               -------------------------- -----------      --------------------------------------
                     LAND     BUILDINGS   BUILDINGS    PROVISION  LAND AND  BUILDINGS
                    LEASEHOLD    AND         AND       FOR VALUE  LEASEHOLD    AND
         ENCUMBRANCE INTERESTSIMPROVEMENTSIMPROVEMENTSIMPAIRMENT(C)INTERESTIMPROVEMENTS  TOTAL (D)
         --------------------------------------------- --------------------------------------------
OFFICE
 BUILDING:
Boston,
 Massachu-
 setts . .$87,623,6258,169,209 97,607,593   3,310,230  17,120,734  6,662,200 85,304,098 91,966,298
         =========== ========= ==========   =========  ==========  ========= ========== ==========




                                                                  SCHEDULE III - CONTINUED
                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI

                                260 FRANKLIN STREET ASSOCIATES

                           REAL ESTATE AND ACCUMULATED DEPRECIATION

                                       DECEMBER 31, 1995


                                                                   LIFE ON WHICH
                                                                   DEPRECIATION
                                                                    IN LATEST
                                                                   STATEMENT OF       1995
                       ACCUMULATED            DATE OF      DATE     OPERATIONS     REAL ESTATE
                      DEPRECIATION(E)      CONSTRUCTION  ACQUIRED  IS COMPUTED        TAXES
                     ----------------      ------------ -------------------------  -----------
OFFICE BUILDINGS:
Boston, Massachusetts.    $29,218,490          1985       05/21/86    5-30 years    $2,011,836
                          ===========                                               ==========

- -----------------
Notes:
    (A)    The initial cost represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
    (B)    The aggregate cost of real estate owned at December 31, 1995 for Federal income tax purposes was approximately $107,700,000.
    (C)    In 1990, 260 Franklin recorded a provision for value impairment totalling $17,120,734.



                                                                  SCHEDULE III - CONTINUED
                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI

                                260 FRANKLIN STREET ASSOCIATES

                           REAL ESTATE AND ACCUMULATED DEPRECIATION

                                       DECEMBER 31, 1995



    (D)    Reconciliation of real estate owned as of December 31, 1995, 1994 and 1993:

                                                        1995          1994            1993
                                                   ------------    -----------    -----------
     Balance at beginning of period. . . . . . .   $ 91,897,628     91,775,556     91,502,291
     Additions during period . . . . . . . . . .         68,670        122,072        273,265
                                                   ------------   ------------   ------------

     Balance at end of period. . . . . . . . . .   $ 91,966,298     91,897,628     91,775,556
                                                   ============   ============   ============

    (E)    Reconciliation of accumulated depreciation:

     Balance at beginning of period. . . . . . .   $ 26,377,605     23,539,353     20,705,455
     Depreciation expense. . . . . . . . . . . .      2,840,885      2,838,252      2,833,898
                                                   ------------   ------------   ------------

     Balance at end of period. . . . . . . . . .   $ 29,218,490     26,377,605     23,539,353
                                                   ============   ============   ============



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with the accountants during fiscal year 1994 and 1995.



                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding shares of JMB are owed by certain of its officers, directors, members of their families and affiliates. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, ABPP Associates, L.P. Effective December 31, 1995, ABPP Associates, L.P. acquired all of the partnership interests in Realty Associates - XVI, L.P., the Associate General Partner, and elected to continue the business of Realty Associates - XVI, L.P. ABPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner, continues as the Associate General Partner. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership.

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

     The names, positions held and length of service therein of each directors, executive officers and certain other officers of the Corporate General Partner are as follows:



                                                 Served in
   Name                Office                   Office Since
   ----                ------                   ------------

   Judd D. Malkin      Chairman                  5/03/71
                       Director                  5/03/71
                       Chief Financial Officer   2/22/96
   Neil G. Bluhm       President                 5/03/71
                       Director                  5/03/71
   Burton E. Glazov    Director                  7/01/71
   Stuart C. Nathan    Executive Vice President  5/08/79
                       Director                  3/14/73
   A. Lee Sacks        Director                  5/09/88
   John G. Schreiber   Director                  3/14/73
   H. Rigel Barber     Executive Vice President  1/02/87
                       Chief Executive Officer   8/01/93
   Glenn E. Emig       Executive Vice President  1/01/93
                       Chief Operating Officer   1/01/95
   Gary Nickele        Executive Vice President  1/01/92
                       General Counsel           2/27/84
   Gailen J. Hull      Senior Vice President     6/01/88
   Howard Kogen        Senior Vice President     1/02/86
                       Treasurer                 1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 5, 1996. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 5, 1996. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships.

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

("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG. Certain of such officers are also officers and the sole director of Carlyle Advisors, Inc., the general partner of JMB/125. Reference is made to Note 3(b).

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 57) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 54) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 62) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 49) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. He is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers as well as a director of a number of investment companies advised or managed by T. Rowe Price Associates with its affiliates. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 46) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 48) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 43) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.


     Gailen J. Hull (age 47) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 60) has been associated with JMB since March, 1973. He is a Certified Public Accountant.



ITEM 11.  EXECUTIVE COMPENSATION

     Officers and directors of the Corporate General Partner receive no direct remuneration in such capacities from the Partnership. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is made to Notes 5 and 9 for a description of such distributions and allocations. In 1995, the General Partners received $93,683 of distributions and the Corporate General Partner received management fees of $112,427. The General Partners received a share of Partnership income for tax purposes aggregating $56,080 in 1995.

     The Partnership is permitted to engage in various transactions involving the General Partners and their affiliates, certain of which may involve conflicts of interest, as discussed in Item 10 above. The relationship of the Partnership to Corporate General Partner (and its directors and officers) and its affiliates is set forth above in Item 10.

     An affiliate of the Corporate General Partner provided property management and services for the 260 Franklin Street Building in Boston, Massachusetts in 1994 and prior years. As required by the terms of a modification for the mortgage loan secured by the 260 Franklin Street Building, property management and leasing fees payable to the affiliate since January 1992 have been escrowed. Pursuant to the affiliate selling its interest in the management contracts at 260 Franklin Street, the General Partner has guaranteed payment of the management fees to the unaffiliated third party. As a result of the affiliate paying the management fees to the unaffiliated third party manager, the affiliate is entitled to reimbursement of current year fees of $331,811. As of December 31, 1995, the affiliate is entitled to property and management fees of $1,320,185 by 260 Franklin Street Associates. Such amount does not bear interest. See Note 3(d).

     As set forth in the Prospectus of the Partnership, the Corporate General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 6% of the gross income from the property), and such agreements must be terminated by either party thereto, without penalty, upon 60 days notice.

     In December 1995, the joint venture partner in NewPark Associates, a joint venture that owns NewPark Mall, agreed to pay to an affiliate of the Corporate General Partner an annual consulting fee of $100,000 in consideration of such affiliate's assisting NewPark Associates and the joint venture partner in the evaluation of property budgets and leasing and long-term strategies for NewPark Mall. Such consulting fee does not increase the management fee payable by NewPark Associates under the management agreement with the joint venture partner.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1995 aggregating $28,811 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.



     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the acquisition and operation of the Partnership's real property investments. In 1995, the Corporate General Partner of the Partnership was due reimbursement for such out-of-pocket expenses in the amount of $110,709 of which $59,288 was unpaid as of December 31, 1995.

     Additionally, the General Partners or their affiliates are also entitled to reimbursements for administrative, legal, accounting and data processing services. Such costs for 1995 were $132,949, all which was paid as of December 31, 1995. Amounts of these reimbursements may not exceed cost or 90% of what an independent party would charge. (Reference is made to Note 7).





ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the  Partnership.

     (b) The Corporate General Partner, its officers and directors and the Associate General Partner own the following Interests of the Partnership:


                              NAME OF                          AMOUNT AND NATURE
                              BENEFICIAL                       OF BENEFICIAL    PERCENT
TITLE OF CLASS                OWNER                            OWNERSHIP        OF CLASS
- --------------                ----------                       -------------------------
Limited Partnership           JMB Realty Corporation           5 Interests (1)  Less than 1%
Interests                                                      indirectly

Limited Partnership           Corporate General Partner,       5 Interests (1)  Less than 1%
Interests                     its officers and                 indirectly
                              directors and the
                              Associate General
                              Partner as a group
- -----------------

     (1)  Includes 5 Interests owned by the Initial Limited Partner of the Partnership, for which JMB, as its indirect majority shareholder, is deemed to have sole voting and investment power.

     No officer or director of the Corporate General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     Reference is made to Item 10 for information concerning ownership of the Corporate General Partner.

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

                4-E. Forbearance agreement relating to the modification of the mortgage loan secured by NewPark Mall dated October, 1995 is hereby incorporated by reference to the Partnership's Report on Form 10-Q for September 30, 1995 (File No. 0-16516) dated November 9, 1995.

                4-F. Documents relating to the Promissory Note secured by NewPark Mall dated December 19, 1995 are filed herewith.

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

                10-I.Documents relating to the assignment of JMB/125's interest in 125 Broad Street Company are hereby incorporated by reference to the Partnership's Form 10-K for December 31, 1994 (File No. 0-16516) dated March 27, 1995.

                10-J.Modification to Reserve Escrow Agreement relating to the 260 Franklin Street Building is hereby incorporated by reference to the Partnership's Form 10-Q for March 31, 1995 (File No. 0-16516) dated May 11, 1995.

                21.  List of Subsidiaries

                24.  Powers of Attorney


                27.  Financial Data Schedule

           Although certain additional long-term debt instruments of the Registrant have been excluded from Item 4 above, pursuant to Rule
601(b)(4)(iii), the Registrant commits to provide copies of such to the Securities and Exchange Commission upon request.

      (b) No reports on Form 8-K were required or filed since the beginning of the last quarter of the period covered by this report.

     No annual report or proxy material for the fiscal year 1995 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.



                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI

           By:     JMB Realty Corporation
                   Corporate General Partner


                   GAILEN J. HULL
           By:     Gailen J. Hull
                   Senior Vice President
           Date:   March 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           By:     JMB Realty Corporation
                   Corporate General Partner

                   JUDD D. MALKIN*
           By:     Judd D. Malkin, Chairman and
                   Chief Financial Officer
           Date:   March 25, 1996

                   NEIL G. BLUHM*
           By:     Neil G. Bluhm, President and Director
           Date:   March 25, 1996

                   H. RIGEL BARBER*
           By:     H. Rigel Barber, Chief Executive Officer
           Date:   March 25, 1996

                   GLENN E. EMIG*
           By:     Glenn E. Emig, Chief Operating Officer
           Date:   March 25, 1996


                   GAILEN J. HULL
           By:     Gailen J. Hull, Senior Vice President
                   Principal Accounting Officer
           Date:   March 25, 1996

                   A. LEE SACKS*
           By:     A. Lee Sacks, Director
           Date:   March 25, 1996

                   STUART C. NATHAN*
           By:     Stuart C. Nathan, Executive Vice President
                     and Director
           Date:   March 25, 1996

           *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                   GAILEN J. HULL
           By:     Gailen J. Hull, Attorney-in-Fact
           Date:   March 25, 1996


         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI

                         EXHIBIT INDEX
                         -------------


                                   DOCUMENT
EXHIBIT                            INCORPORATED SEQUENTIALLY
NO.     EXHIBIT                    BY REFERENCE NUMBERED PAGE
- ------- -------                    ------------ -------------

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

  4-A.  Assignment Agreement           Yes

  4-B.  Documents relating to the
        loan modification of the
        mortgage loan secured by the
        260 Franklin Street Office
        Building                       Yes

  4-C.  First Amendment to Loan
        Documents relating to the
        mortgage loan secured by
        Dunwoody Crossing Apartments
        (Phases I and III)             Yes

  4-D.  Documents relating to the
        modification of the mortgage
        loan secured by Dunwoody
        Crossing Apartments (Phases I
        and III)                       Yes

  4-E.  Forbearance agreement relating to
        the modification of the mortgage
        loan secured by New Park Mall  Yes

  4-F.  Documents relating to the Promissory
        Note secured by New Park Mall   No

 10-A.  Escrow Deposit Agreement       Yes

 10-B.  Acquisition documents relating
        to the purchase of an interest
        in the 260 Franklin Street
        Building, Boston, MassachusettsYes

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

10-H.   Takeover Agreement relating
        to the Johnson & Higgins space
        at the 125 Broad Building      Yes

10-I.   Documents relating to the
        assignment of JMB/125's interest
        in 125 Broad Street Company    Yes

10-J.   Modification to Reserve
        Escrow Agreement relating to
        the 260 Franklin Street
        Building                       Yes

 21.    List of Subsidiaries            No

 24.    Powers of Attorney              No

 27.    Financial Data Schedule         No