Form 10-Q
period 1996-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XVI
filed 1996-05-15
CIK 789950

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 1996   Commission file number 0-16516




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


                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . .    11


PART II    OTHER INFORMATION


Item 3.    Defaults Upon Senior Securities. . . . . . . . . .    12

Item 5.    Other Information. . . . . . . . . . . . . . . . .    12

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    13



PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XVI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

                                    MARCH 31, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------


                                                                             MARCH 31,     DECEMBER 31,
                                                                               1996           1995
                                                                          -------------    ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .    $  14,182,654     13,734,366
  Interest, rents and other receivables, net of allowances for doubtful accounts of approximately $742,000 and $619,000 at
   March 31, 1996 and December 31, 1995, respectively . . . . . . . . .          612,687        629,945
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .          119,338        178,944
                                                                            ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . . .       14,914,679     14,543,255
                                                                            ------------   ------------
Investment properties, at cost:
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . .       60,100,323     60,100,323
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .       14,525,783     14,023,956
                                                                            ------------   ------------
        Total investment properties, net of accumulated depreciation. .       45,574,540     46,076,367
Investment in unconsolidated ventures, at equity. . . . . . . . . . . .        2,954,314      2,723,887
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .          548,865        559,909
Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .          185,082        205,418
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        2,170,095      2,117,997
                                                                            ------------   ------------
                                                                            $ 66,347,575     66,226,833
                                                                            ============   ============

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $    370,940        360,031
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .          787,994        526,743
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          510,320        511,832
                                                                            ------------   ------------
          Total current liabilities . . . . . . . . . . . . . . . . . .        1,669,254      1,398,606
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           55,951         47,950
Ground rent payable . . . . . . . . . . . . . . . . . . . . . . . . . .        1,085,049      1,059,000
Investment in unconsolidated ventures, at equity. . . . . . . . . . . .       11,869,590      6,274,627
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .       41,388,436     41,485,363
                                                                            ------------   ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .       56,068,280     50,265,546

Venture partners' subordinated equity in ventures . . . . . . . . . . .        4,083,757      4,190,839
Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .           20,000         20,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       (3,417,760)    (3,191,849)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (1,394,169)    (1,394,169)
                                                                            ------------   ------------
                                                                              (4,791,929)    (4,566,018)
                                                                            ------------   ------------
  Limited partners:
    Capital contributions, net of offering
      costs and purchase discounts. . . . . . . . . . . . . . . . . . .      120,541,353    120,541,353
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (64,442,510)   (59,093,511)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (45,111,376)   (45,111,376)
                                                                            ------------   ------------
                                                                              10,987,467     16,336,466
                                                                            ------------   ------------
        Total partners' capital accounts. . . . . . . . . . . . . . . .        6,195,538     11,770,448
                                                                            ------------   ------------
                                                                            $ 66,347,575     66,226,833
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


                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                                 (UNAUDITED)
                                                                                1996           1995
                                                                           -------------    -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 2,717,809      2,680,620
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . .          234,113        243,317
                                                                             -----------     ----------
                                                                               2,951,922      2,923,937
                                                                             -----------     ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . .        1,253,647      1,283,117
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          501,827        501,212
  Property operating expenses . . . . . . . . . . . . . . . . . . . . .        1,244,563      1,290,804
  Professional services . . . . . . . . . . . . . . . . . . . . . . . .           88,156        140,997
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . .           28,253         25,493
  Management fees to corporate general partner. . . . . . . . . . . . .           24,631         41,767
  General and administrative. . . . . . . . . . . . . . . . . . . . . .          128,301        100,591
                                                                             -----------     ----------
                                                                               3,269,378      3,383,981
                                                                             -----------     ----------
        Operating earnings (loss) . . . . . . . . . . . . . . . . . . .         (317,456)      (460,044)
Partnership's share of earnings (loss) from operations of
  unconsolidated ventures . . . . . . . . . . . . . . . . . . . . . . .       (5,461,694)       115,553
Venture partners' share of ventures' operations . . . . . . . . . . . .          107,082        301,220
                                                                             -----------     ----------
        Net operating earnings (loss) . . . . . . . . . . . . . . . . .       (5,672,068)       (43,271)
Gain on sale of Partnership's investment in unconsolidated venture. . .           97,158        605,796
                                                                             -----------     ----------
        Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . .      $(5,574,910)       562,525
                                                                             ===========     ==========
        Net earnings (loss) per limited partnership interest:
           Net operating earnings (loss). . . . . . . . . . . . . . . .      $    (38.80)          (.30)
           Gain on sale of Partnership's investment in
            unconsolidated venture. . . . . . . . . . . . . . . . . . .              .69           4.27
                                                                             -----------     ----------
                                                                             $    (38.11)          3.97
                                                                             ===========     ==========
        Cash distributions per limited partnership interest . . . . . .      $     --              4.00
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


                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                 (UNAUDITED)

                                                                                 1996             1995
                                                                             ------------    ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (5,574,910)        562,525
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       501,827         501,212
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        28,253          25,493
    Partnership's share of (earnings) loss from operations of
      unconsolidated ventures . . . . . . . . . . . . . . . . . . . . . . .     5,461,694        (115,553)
    Venture partners' share of ventures' operations . . . . . . . . . . . .      (107,082)       (301,220)
    Gain on sale of Partnership's investment in
      unconsolidated venture. . . . . . . . . . . . . . . . . . . . . . . .       (97,158)       (605,796)
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .        17,258         135,513
    Other prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . .        59,606          57,308
    Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        20,336           7,568
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       (52,098)        (91,029)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       261,251         103,960
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,512)         18,928
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .         8,001           --
    Ground rent payable . . . . . . . . . . . . . . . . . . . . . . . . . .        26,049          45,515
                                                                              -----------     -----------
        Net cash provided by (used in)
          operating activities. . . . . . . . . . . . . . . . . . . . . . .       551,515         344,424
                                                                              -----------     -----------
Cash flows from investing activities:
  Net sales and maturities of short-term investments. . . . . . . . . . . .         --            113,891
  Partnership's contributions to unconsolidated ventures. . . . . . . . . .         --            (45,000)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .       (17,209)        (42,233)
                                                                              -----------     -----------
        Net cash provided by (used in) investing activities . . . . . . . .       (17,209)         26,658
                                                                              -----------     -----------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .       (86,018)        (76,337)
  Venture partners' distributions from venture. . . . . . . . . . . . . . .         --            (24,495)
  Venture partners' contributions to venture. . . . . . . . . . . . . . . .         --            137,120
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .         --           (561,383)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .         --            (25,060)
                                                                              -----------     -----------
        Net cash provided by (used in) financing activities . . . . . . . .       (86,018)       (550,155)
                                                                              -----------     -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .       448,288        (179,073)

        Cash and cash equivalents, beginning of the year. . . . . . . . . .    13,734,366      14,266,786
                                                                              -----------     -----------
        Cash and cash equivalents, end of the period. . . . . . . . . . . .   $14,182,654      14,087,713
                                                                              ===========     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .   $ 1,255,159       1,264,189
                                                                              ===========     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .   $     --              --
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


             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1996 AND 1995

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1995, which are included in the Partnership's 1995 Annual Report on Form 10-K (File No. 0-16516) filed on March 25, 1996, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain amounts reported in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership (or its consolidated venture) to the General Partners and their affiliates as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 are as follows:

                                                           Unpaid at
                                                           March 31,
                                    1996        1995         1996
                                  -------      ------    -------------

Management fees to
 Corporate General
 Partner. . . . . . . . . . .     $24,631      41,767         24,631
Reimbursement (at cost)
 for out-of-pocket
 expenses and salaries
 and salary related
 expenses . . . . . . . . . .      11,117      22,313         70,405
                                 --------      ------         ------
                                 $ 35,748      64,080         95,036
                                 ========      ======         ======

     An affiliate of the General Partners guaranteed payment to the unaffiliated third party property manager for the property management and leasing fees relating to the 260 Franklin property. As of March 31, 1996, $1,558,806 of management and leasing fees were unpaid, of which the Partnership's share is $467,642.


260 FRANKLIN

     Occupancy of the property at March 31, 1996 has dropped to 91% from 93% at year-end 1995 and, in 1996, the leases of tenants occupying approximately 93,000 square feet (approximately 27% of the property) at the property expire. It is anticipated that there will be significant cost related to re-leasing this space.

     The long-term mortgage loan in the original principal amount of approximately $75,000,000 matured January 1, 1996. 260 Franklin, as of such date, began submitting the net operating cash flow of the property to the lender while seeking a three year extension or refinancing of the loan.

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

     260 Franklin recorded a provision for value impairment of $17,400,000 as of January 1, 1996, of which the Partnership's share is $5,220,000.


VILLAGES NORTHEAST

     In May 1996, the Dunwoody apartment complex was sold for $47,000,000 to the unaffiliated venture partner. The Partnership will recognize in 1996 a gain for financial reporting and Federal income tax purposes.

     The property was classified as held for sale or disposition as of January 1, 1996 and therefore has not been subject to continued depreciation. The unconsolidated venture had revenues of $1,798,628 and $1,835,398 and operating expenses of $1,498,612 and $2,042,188 for the three months ended March 31, 1996 and 1995, of which the Partnership's share of income (loss) was $89,758 and ($54,950), respectively. The property had a net carrying value of $35,713,967 and $35,681,989 at March 31, 1996 and December 31, 1995, respectively.


PALM DESERT TOWN CENTER

     Occupancy at the portion of the shopping center in which the Partnership owns an interest decreased to 91% from 93% in the previous quarter. Sales at the Center have been negatively impacted during the last several quarters by new competition in the center's trade area. The Center will continue to be subject to increased competition from new developments that are expected to be opening in the vicinity in the near future. The property is operating at an approximately break-even level.

     The joint venture is considering a possible expansion of the mall and restructuring of the ground lease and loan. In the event that the joint venture decides to proceed, the Partnership would utilize funds in reserve to pay for its share of costs.

NEWPARK MALL

     As a result of the recent acquisition by Federated Department Stores of the company which owns the Emporium Capwell store at NewPark Mall, Federated, which also owns the Macy's store at NewPark, has approached the joint venture regarding the possible sale of the Emporium building to the joint venture. This would be accompanied by the closing of the Emporium Capwell operations at the mall. In the event that the joint venture decides to proceed with this transaction, the Partnership would utilize funds in reserve to pay for its share of the costs of acquiring the building and re-merchandising the store with a replacement operator.


UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for 260 Franklin for the three months ended March 31, 1996 and 1995 is as follows:

                                         1996        1995
                                     -----------  ----------
     Total income . . . . . . . . .  $ 2,609,587   2,907,906
     Expenses applicable to
       operating loss . . . . . . .   21,326,355   4,144,034
                                     -----------  ----------
     Operating loss . . . . . . . .  $18,716,786   1,236,128
                                     ===========  ==========
     Partnership's share of loss. .  $ 5,615,036     370,838
                                     ===========  ==========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1996 and for the three months ended March 31, 1996 and 1995.


PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning 18 Central Shopping Center.

     The Partnership's goal of capital appreciation will not be achieved. Moreover, although the Partnership expects to distribute from sale proceeds some additional portion of the Limited Partners' original capital, without a dramatic improvement in market conditions, the Limited Partners will receive significantly less than their original investment.

     After reviewing the remaining properties and the marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. As a result, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold in the near term), barring unforeseen economic developments. Although the Partnership expects to distribute sale proceeds from the disposition of the Partnership's remaining assets, aggregate distributions received by Limited Partners over the entire term of the Partnership will be significantly less than their original investment. However, in connection with sales or other dispositions (including transfers of title to a lender) of properties (or interests therein) owned by the Partnership or its joint ventures, the Limited Partners may be allocated substantial gain for Federal income tax purposes regardless of whether any proceeds are distributable from such sales or other dispositions.

RESULTS OF OPERATIONS

     The decrease in prepaid expenses at March 31, 1996 as compared to December 31, 1995 is primarily due to the timing of payment of insurance premiums at Palm Desert Town Center.

     The increase in accounts payable at March 31, 1996 as compared to December 31, 1995 is primarily due to the timing of payment of operating expenses at Palm Desert Town Center. The increase is also due to the accrual of management fees to Corporate General Partner and certain out-of-pocket expenses and salaries and salary-related expenses to be reimbursed to the Corporate General Partner which remain unpaid.

     The increase in investment in unconsolidated ventures, at equity at March 31, 1996 as compared to December 31, 1995 and the increase in Partnership's share of loss from operations of unconsolidated ventures for the three months ended March 31, 1996 as compared to the previous year is due to the Partnership's share ($5,220,000) of 260 Franklin's provision for value impairment recorded at January 1, 1996 at the 260 Franklin venture.

     The decrease in venture partners' share of venture operations for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is primarily due to the change in the allocation of the losses under the venture agreement for Palm Desert related to the satisfaction in 1995 of the venture partner's obligations to contribute to the venture for operating deficits and the partnership's and the affiliated partner's preferred returns.

     The decrease in the gain on sale of Partnership's investment in unconsolidated venture for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is due to the 1995 change in the method of gain recognition on the Owings Mills sale from cost recovery to installment sale pursuant to FSAS #66 which was recognized in the three months ended March 31, 1995 sale of JMB/Owing's interest in Owings Mills.


PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The mortgage loan in the principle amount of approximately $88,000,000 secured by 260 Franklin Street matured on January 1, 1996.  260 Franklin, as of such date suspended debt service on the loan and began submitting the net cash flow of the property to the lender (Teachers Insurance and Annuity Association of Amercia) while seeking an extension or refinancing of the loan.  As of March 31, 1996, approximately $1,498,000 of interest on the mortgage loan was in arrears.

     ITEM 5.  OTHER INFORMATION

                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties:

                                                    1995                             1996
                                 --------------------------------------  -------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
1.  260 Franklin Street Building
     Boston, Massachusetts. . . .    99%       99%        99%       98%     96%
2.  Dunwoody Crossing
     (Phase I, II, and III)
     Apartments
     DeKalb County (Atlanta),
     Georgia. . . . . . . . . . .    93%       93%        93%       91%     90%
3.  NewPark Mall
     Newark (Alameda County),
     California . . . . . . . . .    80%       80%        80%       80%     79%
4.  Palm Desert Town Center
     Palm Desert (Palm Springs),
     California . . . . . . . . .    97%       96%        93%       93%     91%

- ------------------


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

   3 and
   4-A.   The Amended and Restated Agreement of Limited Partnership and
the Assignment Agreement set forth as Exhibit B to the Prospectus, copies of which are hereby incorporated by reference to Exhibit 3 and Exhibit 4-A to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-16516) dated March 19, 1993.

   4-B.   Documents relating to the loan modification of the mortgage loan secured by the 260 Franklin Street Building is hereby incorporated by reference to Exhibit 4-B to the Partnership's report for December 31, 1991 on Form 10-K (File No. 0-16516) dated March 27, 1992.

   4-C.   First Amendment to Loan Documents relating to the mortgage loan secured by Dunwoody Crossing Apartments (Phases I and III) is hereby incorporated by reference to the Partnership's report on Form 10-Q for September 30, 1994 (File No. 0-16516) dated November 10, 1994.

   4-D.   Documents relating to the modification of the mortgage loan secured by Dunwoody Crossing Apartments (Phases I and III) are hereby incorporated by reference to the Partnership's report on Form 10-K for December 31, 1994 (File No. 0-16516) dated March 27, 1995.

   4-E.   Forbearance agreement relating to the modification of the
mortgage loan secured by NewPark Mall dated October, 1995 is hereby incorporated by reference to the Partnership's Report on Form 10-Q for September 30, 1995 (File No. 0-16516) dated November 9, 1995.

   4-F.   Documents relating to the Promissory Note secured by NewPark
Mall dated December 19, 1995 are hereby incorporated by reference to the Partnership's report on Form 10-K for December 31, 1995 (File No. 0-16516) dated March 25, 1996.

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

   10-H. Modification to Reserve Escrow Agreement relating to the 260 Franklin Street Building is hereby incorporated by reference to the Partnership's Form 10-Q for March 31, 1995 (File No. 0-16516) dated May 11, 1995.

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: May 10, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 10, 1996