Form 10-Q
period 1996-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XVI
filed 1996-08-14
CIK 789950

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 1996    Commission file number 0-16516




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




                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . .    12


PART II    OTHER INFORMATION


Item 3.    Defaults Upon Senior Securities. . . . . . . . . .    13

Item 5.    Other Information. . . . . . . . . . . . . . . . .    14

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    15





PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XVI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

                                     JUNE 30, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------


                                                                              JUNE 30,     DECEMBER 31,
                                                                                1996          1995
                                                                           -------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $ 13,615,873     13,734,366
  Interest, rents and other receivables, net of allowances for doubtful accounts of approximately $896,000 and $619,000 at
   June 30, 1996 and December 31, 1995, respectively. . . . . . . . . .          426,830        629,945
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .           78,740        178,944
                                                                            ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . . .       14,121,443     14,543,255
                                                                            ------------   ------------
Investment properties, at cost:
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . .       60,103,528     60,100,323
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .       15,027,609     14,023,956
                                                                            ------------   ------------
        Total investment properties, net of accumulated depreciation. .       45,075,919     46,076,367
Investment in unconsolidated ventures, at equity. . . . . . . . . . . .        5,399,600      2,723,887
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .          581,402        559,909
Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .          172,192        205,418
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        2,188,649      2,117,997
                                                                            ------------   ------------
                                                                            $ 67,539,205     66,226,833
                                                                            ============   ============

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $    382,180        360,031
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .          585,227        526,743
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          530,684        511,832
                                                                            ------------   ------------
          Total current liabilities . . . . . . . . . . . . . . . . . .        1,498,091      1,398,606
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           54,451         47,950
Ground rent payable . . . . . . . . . . . . . . . . . . . . . . . . . .        1,094,326      1,059,000
Investment in unconsolidated ventures, at equity. . . . . . . . . . . .       12,239,128      6,274,627
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .       41,288,571     41,485,363
                                                                            ------------   ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .       56,174,567     50,265,546

Venture partners' subordinated equity in ventures . . . . . . . . . . .        3,889,101      4,190,839
Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .           20,000         20,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       (3,430,557)    (3,191,849)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (1,413,174)    (1,394,169)
                                                                            ------------   ------------
                                                                              (4,823,731)    (4,566,018)
                                                                            ------------   ------------
  Limited partners:
    Capital contributions, net of offering
      costs and purchase discounts. . . . . . . . . . . . . . . . . . .      120,541,353    120,541,353
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (62,438,542)   (59,093,511)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (45,803,543)   (45,111,376)
                                                                            ------------   ------------
                                                                              12,299,268     16,336,466
                                                                            ------------   ------------
        Total partners' capital accounts. . . . . . . . . . . . . . . .        7,475,537     11,770,448
                                                                            ------------   ------------
                                                                            $ 67,539,205     66,226,833
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




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                              THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1996          1995          1996          1995
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $ 2,539,464     2,599,282     5,257,273     5,279,902
  Interest income . . . . . . . . . . . . . . . .      171,130       219,535       405,243       462,852
                                                   -----------    ----------   -----------    ----------
                                                     2,710,594     2,818,817     5,662,516     5,742,754
                                                   -----------    ----------   -----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .    1,272,264     1,261,089     2,525,911     2,544,206
  Depreciation. . . . . . . . . . . . . . . . . .      501,826       501,223     1,003,653     1,002,433
  Property operating expenses . . . . . . . . . .    1,313,951     1,169,652     2,558,514     2,460,456
  Professional services . . . . . . . . . . . . .       44,481        42,621       132,637       183,618
  Amortization of deferred expenses . . . . . . .       28,519        25,494        56,772        50,987
  Management fees to corporate general
    partner . . . . . . . . . . . . . . . . . . .        7,044        38,985        31,675        80,752
  General and administrative. . . . . . . . . . .       91,262        84,350       219,563       184,943
                                                   -----------    ----------   -----------    ----------
                                                     3,259,347     3,123,414     6,528,725     6,507,395
                                                   -----------    ----------   -----------    ----------
        Operating earnings (loss) . . . . . . . .     (548,753)     (304,597)     (866,209)     (764,641)
Partnership's share of earnings (loss)
  from operations of unconsolidated
  ventures. . . . . . . . . . . . . . . . . . . .     (736,199)     (297,112)   (6,197,893)     (181,559)
Venture partners' share of ventures'
  operations. . . . . . . . . . . . . . . . . . .      194,656       122,952       301,738       424,172
                                                   -----------    ----------   -----------    ----------
        Net operating earnings (loss) . . . . . .   (1,090,296)     (478,757)   (6,762,364)     (522,028)
Gain on sale of Partnership's investment
  in unconsolidated ventures. . . . . . . . . . .    3,211,946        61,647     3,309,104       667,443
                                                   -----------    ----------   -----------    ----------
        Net operating earnings (loss)
          before extraordinary item . . . . . . .    2,121,650      (417,110)   (3,453,260)      145,415

    Extraordinary item:
     Partnership's share of unconsolidated
      venture debt prepayment penalty . . . . . .     (130,479)        --         (130,479)        --
                                                   -----------    ----------   -----------    ----------

        Net earnings (loss) . . . . . . . . . . .  $ 1,991,171      (417,110)   (3,583,739)      145,415
                                                   ===========    ==========   ===========    ==========

        Net earnings (loss) per limited
         partnership interest:
           Net operating earnings (loss). . . . .  $     (7.46)        (3.27)       (46.26)        (3.57)
           Gain on sale of Partnership's
            investment in unconsolidated
            ventures. . . . . . . . . . . . . . .        22.65           .44         23.34          4.71
           Extraordinary item . . . . . . . . . .         (.92)        --             (.92)        --
                                                   -----------    ----------   -----------    ----------

                                                   $     14.27         (2.83)       (23.84)         1.14
                                                   ===========    ==========   ===========    ==========

        Cash distributions per
          limited partnership
          interest (including
          Georgia State withholding
          taxes). . . . . . . . . . . . . . . . .  $      5.00          4.00          5.00          8.00
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




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                 (UNAUDITED)

                                                                                 1996             1995
                                                                             ------------    ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (3,583,739)        145,415
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,003,653       1,002,433
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        56,772          50,987
    Partnership's share of (earnings) loss from operations of
      unconsolidated ventures (net of distributions). . . . . . . . . . . .     6,433,929         181,559
    Venture partners' share of ventures' operations . . . . . . . . . . . .      (301,738)       (424,171)
    Gain on sale of Partnership's investment in
      unconsolidated ventures . . . . . . . . . . . . . . . . . . . . . . .    (3,309,104)       (667,443)
    Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . .       130,479           --
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .       203,115         425,459
    Other prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . .       100,204         114,615
    Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        33,226         (31,849)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       (70,652)       (179,458)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        58,484         (58,189)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .        18,852          18,142
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .         6,501         (18,375)
    Ground rent payable . . . . . . . . . . . . . . . . . . . . . . . . . .        35,326          89,729
                                                                              -----------     -----------
        Net cash provided by (used in)
          operating activities. . . . . . . . . . . . . . . . . . . . . . .       815,308         648,854
                                                                              -----------     -----------
Cash flows from investing activities:
  Net sales and maturities of short-term investments. . . . . . . . . . . .         --            580,248
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .        (3,205)         (9,953)
  Partnership's distributions from unconsolidated ventures. . . . . . . . .        33,484         129,663
  Partnership's contributions to unconsolidated ventures. . . . . . . . . .         --            (45,000)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .       (78,265)        (76,565)
                                                                              -----------     -----------
        Net cash provided by (used in) investing activities . . . . . . . .       (47,986)        578,393
                                                                              -----------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (174,643)       (154,987)
  Venture partners' distributions from venture. . . . . . . . . . . . . . .         --            (24,496)
  Venture partners' contributions to venture. . . . . . . . . . . . . . . .         --            137,120
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .      (692,167)     (1,122,762)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .       (19,005)        (48,451)
                                                                              -----------     -----------
        Net cash provided by (used in) financing activities . . . . . . . .      (885,815)     (1,213,576)
                                                                              -----------     -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .      (118,493)         13,671

        Cash and cash equivalents, beginning of the year. . . . . . . . . .    13,734,366      14,266,786
                                                                              -----------     -----------
        Cash and cash equivalents, end of the period. . . . . . . . . . . .   $13,615,873      14,280,457
                                                                              ===========     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .   $ 2,507,059       2,526,064
                                                                              ===========     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .   $     --              --
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




             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JUNE 30, 1996 AND 1995

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1995, which are included in the Partnership's 1995 Annual Report on Form 10-K (File No. 0-16516) filed on March 25, 1996, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meaning as in the Partnership's 1995 Annual Report on Form 10-K.

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

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership (or its consolidated venture) to the General Partners and their affiliates as of June 30, 1996 and for the six months ended June 30, 1996 and 1995 were as follows:

                                                           Unpaid at
                                                           June 30,
                                   1996         1995         1996
                                 --------      ------      ---------
Management fees to
 Corporate General
 Partner. . . . . . . . . . .    $ 31,675      80,752          --
Insurance commissions . . . .      27,254      19,277          --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary-related
 expenses related to the
 on-site personnel and for
 other costs for the
 Partnership and its
 investment properties. . . .      51,565      65,177         48,560
                                 --------     -------         ------
                                 $110,494     165,206         48,560
                                 ========     =======         ======

     An affiliate of the General Partners guaranteed payment to the unaffiliated third party property manager for the property management and leasing fees relating to the 260 Franklin property. As of June 30, 1996, $521,757 and $988,375 of management and leasing fees payable to the unaffiliated third party property manager and the affiliate of the General Partners, respectively, were unpaid, of which the Partnership's share is $156,527 and $296,513, respectively.


260 FRANKLIN

     Occupancy of the property at June 30, 1996 has dropped to 95% from 98% at year-end 1995 and, in the remaining portion of 1996, the leases of tenants occupying approximately 31,000 square feet (approximately 9% of the property) expire. There can be no assurance that these leases will renew and therefore significant costs related to re-leasing this space may be incurred.

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


VILLAGES NORTHEAST

     On May 7, 1996, the Partnership sold (through the Villages Northeast venture) the Dunwoody apartment complex to the unaffiliated venture partner, pursuant to such venture partner's right of first refusal, for $47,000,000 less brokerage commissions, transfer taxes and legal fees of approximately $470,000. Approximately $30,900,000 of the sales proceeds was utilized to retire the mortgage debt including a prepayment penalty of approximately $435,000 (of which the Partnership's share of approximately $130,500 was reported as an extraordinary item in the 1996 consolidated financial statements). Additionally, approximately $787,000 (of which the Partnership's share was approximately $236,000) was paid to the State of Georgia on behalf of the Limited Partners for withholding tax related to the sale. As a result of the sale, the Partnership recognized a gain of approximately $3,100,000 for financial reporting purposes at June 30, 1996 and expects to recognize a gain of approximately $8,000,000 for Federal income tax purposes in 1996. The Partnership will be making a distribution of $30 per Interest from the net sales proceeds of this sale in August 1996.

     The property was classified as held for sale or disposition as of January 1, 1996 and therefore has not been subject to continued depreciation. The unconsolidated venture had revenues of $2,560,507 and $3,691,518 and operating expenses of $2,251,414 and $3,893,497 for the six months ended June 30, 1996 and 1995, of which the Partnership's share of income (loss) was $83,455 and ($54,534), respectively. The property had a net carrying value of $35,681,989 at December 31, 1995.


PALM DESERT TOWN CENTER

     Occupancy at the portion of the shopping center in which the Partnership owns an interest at June 30, 1996 decreased to 92% from 93% at December 31, 1995. Sales at the center have been negatively impacted during the last several quarters by new competition in the center's trade area. The center will continue to be subject to increased competition from new developments that are expected to be opening in the vicinity in the near future. In addition, the property's operations have been affected by tenant bankruptcies during the past year. The property is operating at an approximately break-even level.

     The joint venture is considering a possible expansion of the mall and restructuring of the ground lease and loan. In the event that the joint venture decides to proceed, the Partnership would utilize its funds to pay for its share of costs.

NEWPARK MALL

     As a result of the recent acquisition by Federated Department Stores of the company which owns the Emporium Capwell store at NewPark Mall, Federated, which also owns the Macy's store at NewPark, has approached the joint venture regarding the possible sale of the Emporium building to the joint venture. This would be accompanied by the closing of the Emporium Capwell operations at the mall. In the event that the joint venture decides to proceed with this transaction, the Partnership would utilize its funds to pay for its share of the costs of acquiring the building and re-merchandising the store with a replacement operator.

     In response to uncertainty concerning the Partnership's ability to recover the net carrying value of the NewPark Mall investment property through future operations or sale and since the Partnership has shortened its intended holding period for this investment to not later than 1999, the NewPark venture, in accordance with SFAS 121, recorded a provision for value impairment at June 30, 1996 in the amount of $8,600,000 of which the Partnership's share is $430,000. Such provision was recorded to reduce the venture's carrying value of the investment property to its estimated fair market value.


UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for 260 Franklin for the six months ended June 30, 1996 and 1995 is as follows:

                                         1996        1995
                                     -----------  ----------
     Total income . . . . . . . . .  $ 5,187,622   5,922,774
     Expenses applicable to
       operating loss . . . . . . .   25,136,202   8,256,025
                                     -----------  ----------
     Operating loss . . . . . . . .  $19,948,580   2,333,251
                                     ===========  ==========
     Partnership's share of loss. .  $ 5,984,574     699,975
                                     ===========  ==========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995.





PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investment properties. Capitalized terms used in this report and not otherwise defined have the same meaning as in the Partnership's 1995 Annual Report on Form 10-K.

     During the second quarter some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 12,150 Interests in the Partnership at between $80 and $100 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June such offer expired with approximately 1,549 Interests being purchased by such unaffiliated third party pursuant to such offer.
In addition, the Partnership has, from time to time, received inquires from other third parties that may consider making offers for Interests, including requests for the list of Limited Partners in the Partnership. These inquiries are generally preliminary in nature. There is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers.
The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests. Expenses incurred in connection with the previous tender offers and additional potential tender offers for Interests are expected to increase Partnership operating expenses in the third quarter.

     On May 7, 1996, the joint venture through which the Partnership owned an interest in the Dunwoody Crossing Apartments sold the property to the unaffiliated venture partner for $47,000,000. The Partnership will be making a distribution of $30.00 per Interest from the net sale proceeds of this sale in August 1996.

     After reviewing the remaining properties and the marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. As a result, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold in the near term), barring unforeseen economic developments. The Partnership's goal of capital appreciation will not be achieved. Moreover, although the Partnership expects to distribute sale proceeds from the disposition of the Partnership's remaining assets, aggregate sale distributions received by Limited Partners over the entire term of the Partnership will be significantly less than their original
investment.   However, in connection with sales or other dispositions
(including transfers of title to a lender) of properties (or interests therein) owned by the Partnership or its joint ventures, the Limited Partners may be allocated substantial gain for Federal income tax purposes regardless of whether any proceeds are distributable from such sales or other dispositions.

RESULTS OF OPERATIONS

     The decrease in interest, rents and other receivables at June 30, 1996 as compared to December 31, 1995 is primarily due to an increase in the allowance for doubtful accounts as a result of tenant bankruptcies at Palm Desert Town Center.

     The decrease in prepaid expenses at June 30, 1996 as compared to December 31, 1995 is primarily due to the timing of payment of insurance premiums at Palm Desert Town Center.

     The increase in investment in unconsolidated ventures, at equity at June 30, 1996 as compared to December 31, 1995 and the increase in gain on sale of Partnership's investment in unconsolidated ventures for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is due primarily to the recognition of gain on sale of the Partnership's interest in Dunwoody Crossing Apartments. The increase is partially offset by the Partnership's share ($430,000) of NewPark Mall's provision for value impairment recorded at June 30, 1996 at the NewPark Mall venture.

     The increased deficit in investment in unconsolidated ventures, at equity at June 30, 1996 as compared to December 31, 1995 and the increase in Partnership's share of loss from operations of unconsolidated ventures for the six months ended June 30, 1996 as compared to the previous year is primarily due to the Partnership's share ($5,220,000) of 260 Franklin's provision for value impairment recorded at January 1, 1996 at the 260 Franklin venture.

     The decrease in interest income for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to a lower average cash balance invested by the Partnership in 1996.

     The decrease in venture partners' share of venture operations for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 is primarily due to the change in the allocation of the losses under the venture agreement for Palm Desert related to the satisfaction in the fourth quarter of 1995 of the venture partner's obligations to contribute to the venture for operating deficits and the Partnership's and the Affiliated Partner's preferred returns.

     The extraordinary item reported for the three and six months ended June 30, 1996 represents the Partnership's share of pre-payment penalties resulting from the extinguishment of debt related to the 1996 sale of Dunwoody Crossing Apartments.



PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The mortgage loan in the current amount of approximately $89,000,000 (including accrued interest) secured by 260 Franklin Street matured on January 1, 1996. 260 Franklin, as of such date suspended debt service on the loan and began submitting the net cash flow of the property to the lender (Teachers Insurance and Annuity Association of America) while seeking an extension or refinancing of the loan. As of June 30, 1996, approximately $2,996,000 of interest on the mortgage loan was in arrears.




     ITEM 5.  OTHER INFORMATION

                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties:

                                                    1995                             1996
                                 --------------------------------------  -------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
1.  260 Franklin Street Building
     Boston, Massachusetts. . . .    99%       99%        99%       98%     96%      95%
2.  Dunwoody Crossing
     (Phase I, II, and III)
     Apartments
     DeKalb County (Atlanta),
     Georgia. . . . . . . . . . .    93%       93%        93%       91%     90%      N/A
3.  NewPark Mall
     Newark (Alameda County),
     California . . . . . . . . .    80%       80%        80%       80%     79%      79%
4.  Palm Desert Town Center
     Palm Desert (Palm Springs),
     California . . . . . . . . .    97%       96%        93%       93%     91%      92%

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

   4-C.   Documents relating to the Promissory Note secured by NewPark
Mall dated December 19, 1995 are hereby incorporated by reference to the Partnership's report for December 31, 1995 on Form 10-K (File No. 0-16516) dated March 25, 1996.

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

   10-E. Acquisition documents relating to the acquisition by the Partnership of an interest in the Palm Desert Town Center in Palm Desert, California, dated December 23, 1988 are hereby incorporated by reference to
Exhibit 1 to the Partnership's Form 8-K (File No. 0-16516) dated January 6,
1989.

   10-F. Modification to Reserve Escrow Agreement relating to the 260 Franklin Street Building is hereby incorporated by reference to the Partnership's Form 10-Q for March 31, 1995 (File No. 0-16516) dated May 11, 1995.

   10-G. Sale documents relating to the contract for sale between VNE Partners, L.P. and Post Apartment Homes, L.P. dated May 7, 1996 regarding the sale of the Partnership's interest in the Dunwoody Crossing Apartments is filed herewith.

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 9, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 9, 1996