Form 10-Q
period 1996-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XVI
filed 1996-11-14
CIK 789950

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended September 30, 1996Commission file number 0-16516




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




                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . .    12


PART II    OTHER INFORMATION


Item 3.    Defaults Upon Senior Securities. . . . . . . . . .    14

Item 5.    Other Information. . . . . . . . . . . . . . . . .    15

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    16





PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XVI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

                                  SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------


                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                                1996          1995
                                                                           -------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .    $  14,437,330     13,734,366
  Interest, rents and other receivables, net of allowances for doubtful accounts of approximately $890,000 and $619,000 at
   September 30, 1996 and December 31, 1995, respectively . . . . . . .          468,866        629,945
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .          205,772        178,944
                                                                            ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . . .       15,111,968     14,543,255
                                                                            ------------   ------------
Investment properties, at cost:
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . .       60,103,528     60,100,323
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .      (15,529,491)    14,023,956
                                                                            ------------   ------------
        Total investment properties, net of accumulated depreciation. .       44,574,037     46,076,367
Investment in unconsolidated ventures, at equity. . . . . . . . . . . .        2,316,370      2,723,887
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .          597,443        559,909
Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .          166,636        205,418
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        2,464,150      2,117,997
                                                                            ------------   ------------
                                                                            $ 65,230,604     66,226,833
                                                                            ============   ============

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $    393,760        360,031
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .          801,474        526,743
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . .          153,796           --
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          529,771        511,832
                                                                            ------------   ------------
          Total current liabilities . . . . . . . . . . . . . . . . . .        1,878,801      1,398,606
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           60,451         47,950
Ground rent payable . . . . . . . . . . . . . . . . . . . . . . . . . .        1,232,076      1,059,000
Investment in unconsolidated ventures, at equity. . . . . . . . . . . .       10,927,511      6,274,627
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .       41,185,681     41,485,363
                                                                            ------------   ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .       55,284,520     50,265,546

Venture partners' subordinated equity in ventures . . . . . . . . . . .        3,822,584      4,190,839
Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .           20,000         20,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       (3,359,270)    (3,191,849)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (1,413,174)    (1,394,169)
                                                                            ------------   ------------
                                                                              (4,752,444)    (4,566,018)
                                                                            ------------   ------------
  Limited partners:
    Capital contributions, net of offering
      costs and purchase discounts. . . . . . . . . . . . . . . . . . .      120,541,353    120,541,353
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (59,651,719)   (59,093,511)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (50,013,690)   (45,111,376)
                                                                            ------------   ------------
                                                                              10,875,944     16,336,466
                                                                            ------------   ------------
        Total partners' capital accounts. . . . . . . . . . . . . . . .        6,123,500     11,770,448
                                                                            ------------   ------------
                                                                            $ 65,230,604     66,226,833
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




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1996          1995          1996          1995
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $ 2,755,051     2,748,263     8,012,324     8,028,165
  Interest income . . . . . . . . . . . . . . . .      199,215       213,834       604,458       676,686
                                                   -----------    ----------   -----------    ----------
                                                     2,954,266     2,962,097     8,616,782     8,704,851
                                                   -----------    ----------   -----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .    1,248,303     1,277,041     3,774,214     3,821,247
  Depreciation. . . . . . . . . . . . . . . . . .      501,882       501,217     1,505,535     1,503,650
  Property operating expenses . . . . . . . . . .    1,167,897     1,430,999     3,726,411     3,891,455
  Professional services . . . . . . . . . . . . .        8,652         1,019       141,289       184,637
  Amortization of deferred expenses . . . . . . .       34,216        25,492        90,988        76,479
  Management fees to corporate general
    partner . . . . . . . . . . . . . . . . . . .        --           38,986        31,675       119,738
  General and administrative. . . . . . . . . . .      100,104        92,676       319,667       277,619
                                                   -----------    ----------   -----------    ----------
                                                     3,061,054     3,367,430     9,589,779     9,874,825
                                                   -----------    ----------   -----------    ----------
        Operating earnings (loss) . . . . . . . .     (106,788)     (405,333)     (972,997)   (1,169,974)
Partnership's share of earnings (loss)
  from operations of unconsolidated
  ventures. . . . . . . . . . . . . . . . . . . .     (412,554)     (367,337)   (4,734,081)     (548,896)
Venture partners' share of ventures'
  operations. . . . . . . . . . . . . . . . . . .       66,517       162,382       368,255       586,554
                                                   -----------    ----------   -----------    ----------
        Net operating earnings (loss) . . . . . .     (452,825)     (610,288)   (5,338,823)   (1,132,316)
Gain on sale of Partnership's investments
  in unconsolidated ventures. . . . . . . . . . .      100,609        93,828     4,743,673       761,271
                                                   -----------    ----------   -----------    ----------
        Net operating earnings (loss)
          before extraordinary item . . . . . . .     (352,216)     (516,460)     (595,150)     (371,045)

    Extraordinary item:
     Partnership's share of unconsolidated
      venture debt prepayment penalty . . . . . .        --            --         (130,479)        --
                                                   -----------    ----------   -----------    ----------

        Net earnings (loss) . . . . . . . . . . .  $  (352,216)     (516,460)     (725,629)     (371,045)
                                                   ===========    ==========   ===========    ==========

        Net earnings (loss) per limited
         partnership interest:
           Net operating earnings (loss). . . . .   $    (3.09)        (4.18)       (36.52)        (7.75)
           Gain on sale of Partnership's
            investments in unconsolidated
            ventures. . . . . . . . . . . . . . .        10.12           .66         33.46          5.37
           Extraordinary item . . . . . . . . . .        --            --             (.92)        --
                                                   -----------    ----------   -----------    ----------

                                                   $      7.03         (3.52)        (3.98)        (2.38)
                                                   ===========    ==========   ===========    ==========

        Cash distributions per
          limited partnership
          interest (including
          Georgia State withholding
          taxes). . . . . . . . . . . . . . . . .  $     29.93          4.00         34.93         12.00
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




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 (UNAUDITED)

                                                                                 1996             1995
                                                                             ------------    ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ (725,629)        (371,045)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,505,535       1,503,650
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        90,988          76,479
    Partnership's share of (earnings) loss from operations of
      unconsolidated ventures, net of distributions . . . . . . . . . . . .     4,968,017         548,896
    Venture partners' share of ventures' operations . . . . . . . . . . . .      (368,255)       (586,554)
    Gain on sale of Partnership's investments in
      unconsolidated ventures . . . . . . . . . . . . . . . . . . . . . . .    (4,743,673)       (761,271)
    Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . .       130,479           --
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .       161,079         438,380
    Other prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . .       (26,828)        (48,806)
    Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        38,782          27,706
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .      (346,153)       (273,232)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       274,731         258,052
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       153,796         (21,119)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .        17,939          35,690
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .        12,501         (18,375)
    Ground rent payable . . . . . . . . . . . . . . . . . . . . . . . . . .       173,076          89,729
                                                                              -----------     -----------
        Net cash provided by (used in)
          operating activities. . . . . . . . . . . . . . . . . . . . . . .     1,316,385         898,180
                                                                              -----------     -----------
Cash flows from investing activities:
  Net sales and maturities of short-term investments. . . . . . . . . . . .         --            783,716
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .        (3,205)        (39,186)
  Partnership's distributions from unconsolidated ventures. . . . . . . . .     4,710,000         129,663
  Partnership's contributions to unconsolidated ventures. . . . . . . . . .        (4,422)       (201,000)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      (128,522)       (146,483)
                                                                              -----------     -----------
        Net cash provided by (used in) investing activities . . . . . . . .      4,573,851        526,710
                                                                              -----------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (265,953)       (236,020)
  Venture partners' distributions from venture. . . . . . . . . . . . . . .         --            (24,496)
  Venture partners' contributions to venture. . . . . . . . . . . . . . . .         --            137,120
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .    (4,902,314)     (1,684,141)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .       (19,005)        (71,842)
                                                                              -----------     -----------
        Net cash provided by (used in) financing activities . . . . . . . .    (5,187,272)     (1,879,379)
                                                                              -----------     -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .       702,964        (454,489)

        Cash and cash equivalents, beginning of the year. . . . . . . . . .    13,734,366      14,266,786
                                                                              -----------     -----------
        Cash and cash equivalents, end of the period. . . . . . . . . . . .   $14,437,330      13,812,297
                                                                              ===========     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .   $ 3,756,275       3,785,557
                                                                              ===========     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .   $     --              --
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

                      SEPTEMBER 30, 1996 AND 1995

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

     Certain amounts in the 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation.

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership (or its consolidated venture) to the General Partners and their affiliates as of September 30, 1996 and for the nine months ended September 30, 1996 and 1995 were as follows:

                                                           Unpaid at
                                                         September 30,
                                   1996         1995         1996
                                 --------     -------    -------------
Management fees to
 Corporate General
 Partner. . . . . . . . . . .    $ 31,675     119,737           --
Insurance commissions . . . .      28,153      28,811           --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary-related
 expenses related to the
 on-site personnel and for
 other costs for the
 Partnership and its
 investment properties. . . .      73,605     137,047         65,464
                                 --------     -------         ------
                                 $133,433     285,595         65,464
                                 ========     =======         ======

     An affiliate of the General Partners guaranteed payment to the unaffiliated third party property manager for the property management and leasing fees relating to the 260 Franklin property. As of September 30, 1996, $521,757 and $988,375 of management and leasing fees payable to the unaffiliated third party property manager and the affiliate of the General Partners, respectively, were unpaid, of which the Partnership's share is $156,527 and $296,513, respectively.


260 FRANKLIN

     Occupancy of the property at September 30, 1996 has dropped to 96% from 98% at year-end 1995 and, in the remaining portion of 1996, the leases of tenants occupying approximately 13,000 square feet (approximately 4% of the property) expire. There can be no assurance that these leases will renew.

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

     260 Franklin recorded a provision for value impairment of $11,145,446 as of January 1, 1996, of which the Partnership's share is approximately $3,343,634.


VILLAGES NORTHEAST

     On May 7, 1996, the Partnership sold (through the Villages Northeast venture) the Dunwoody apartment complex to the unaffiliated venture partner, pursuant to such venture partner's right of first refusal, for $47,000,000 less brokerage commissions, transfer taxes and legal fees of approximately $470,000. Approximately $30,900,000 of the sales proceeds was utilized to retire the mortgage debt including a prepayment penalty of approximately $435,000 (of which the Partnership's share of approximately $130,500 was reported as an extraordinary item in the 1996 consolidated financial statements). Additionally, approximately $787,000 (of which the Partnership's share was approximately $236,000) was paid to the State of Georgia on behalf of the Holders of Interests for withholding tax related to the sale. As a result of the sale, the Partnership recognized a gain of approximately $4,300,000 for financial reporting purposes for the nine months ended September 30, 1996 and expects to recognize a gain of approximately $8,000,000 for Federal income tax purposes in 1996. The Partnership made a distribution of $30 per Interest from the net sales proceeds of this sale in August 1996.

     The property was classified as held for sale or disposition as of January 1, 1996 and therefore has not been subject to continued depreciation. The unconsolidated venture had revenues of $2,728,011 and $5,067,924 and operating expenses of $2,106,524 and $5,162,348 for the nine months ended September 30, 1996 and 1995, of which the Partnership's share of income (loss) was $186,446 and ($28,327), respectively. The property had a net carrying value of $35,681,989 at December 31, 1995.


PALM DESERT TOWN CENTER

     Occupancy at the portion of the shopping center in which the Partnership owns an interest increased to 95% at September 30, 1996 from 93% at December 31, 1995. Sales at the center have been negatively impacted during the last several quarters by new competition in the center's trade area. The center will continue to be subject to increased competition from new developments that are expected to be opening in the vicinity in the near future. In addition, the property's operations have been affected by tenant bankruptcies during the past year. The property is operating at an approximately break-even level.

     The joint venture continues to consider a possible expansion of the mall and restructuring of the ground lease and loan. In the event that the joint venture decides to proceed, the Partnership would utilize a portion of its available funds to pay for its share of costs.

NEWPARK MALL

     As a result of the recent acquisition by Federated Department Stores of the company which owns the Emporium Capwell store at NewPark Mall, Federated, which also owns the Macy's store at NewPark, has approached the NewPark joint venture regarding the possible sale of the Emporium building to the NewPark joint venture. This would be accompanied by the closing of the Emporium Capwell operations at the mall. In the event that the New Park joint venture decides to proceed with this transaction, the Partnership would utilize a portion of its available funds to pay for its share of the costs of acquiring the building and re-merchandising the store with a replacement operator.

     In response to uncertainty concerning the NewPark joint venture's ability to recover the net carrying value of the NewPark Mall investment property through future operations or sale and since the NewPark joint venture has shortened its intended holding period for this investment to not later than 1999, the NewPark joint venture, in accordance with SFAS 121, recorded a provision for value impairment at June 30, 1996 in the amount of $8,600,000 of which the Partnership's share is $430,000. Such provision was recorded to reduce the venture's carrying value of the investment property to its then estimated fair market value.


UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for 260 Franklin for the nine months ended September 30, 1996 and 1995 is as follows:

                                         1996        1995
                                     -----------  ----------
     Total income . . . . . . . . .  $ 7,578,933   8,467,516
     Expenses applicable to
       operating loss . . . . . . .   29,410,012  12,338,021
                                     -----------  ----------
     Operating loss . . . . . . . .  $21,831,079   3,870,505
                                     ===========  ==========
     Partnership's share of loss. .  $ 6,549,324   1,161,152
                                     ===========  ==========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995.





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

     During the second quarter some of the Holders of Interests in the Partnership received from an unaffiliated third party an unsolicited offer to purchase up to 12,150 Interests in the Partnership at between $80 and $100 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June such offer expired with approximately 1,549 Interests being purchased by such unaffiliated third party pursuant to such offer.
In addition, the Partnership has, from time to time, received inquires from other third parties that may consider making offers for Interests, including requests for the list of Holders of Interests in the Partnership.

These inquiries are generally preliminary in nature. There is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB"), the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     On May 7, 1996, the joint venture through which the Partnership owned an interest in the Dunwoody Crossing Apartments sold the property to the unaffiliated venture partner for $47,000,000. The Partnership made a distribution of $30.00 per Interest from the net sale proceeds of this sale in August 1996.

     At September 30, 1996, the Partnership and its consolidated venture had cash and cash equivalents of approximately $14,437,000. Such cash and cash equivalents are available for distributions to partners, capital improvements and working capital requirements. Anticipated operating deficits at the 260 Franklin Street office building are expected to be paid out of the unconsolidated joint venture's restricted reserve account.

     In 1996, in an effort to reduce Partnership operating expenses, the Partnership elected to make semi-annual, rather than quarterly, distributions of operating cash flow in May and November. In November, the Partnership expects to make a semi-annual distribution of cash generated from operations. Future distributions from sales or property operations will depend upon a combination of operating cash flow from the remaining investment properties and the longer term capital requirements of the Partnership.

     After reviewing the remaining properties and the marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. As a result, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold in the near term), barring unforeseen economic developments. The Partnership's goal of capital appreciation will not be achieved. Moreover, although the Partnership expects to distribute sale proceeds from the disposition of certain of the Partnership's remaining investments in Palm Desert Town Center, NewPark Mall and 260 Franklin, aggregate sale distributions received by Holders of Interests over the entire term of the Partnership will be significantly less than their
original investment.   However, in connection with sales or other
dispositions (including transfers of title to a lender) of properties (or interests therein) owned by the Partnership or its joint ventures, the Holders of Interests may be allocated substantial gain for Federal income tax purposes regardless of whether any proceeds are distributable from such sales or other dispositions.

RESULTS OF OPERATIONS

     The decrease in interest, rents and other receivables at September 30, 1996 as compared to December 31, 1995 is primarily due to an increase in the allowance for doubtful accounts as a result of tenant bankruptcies at Palm Desert Town Center.

     The decrease in investment in unconsolidated ventures, at equity at September 30, 1996 as compared to December 31, 1995 is primarily due to the distribution of approximately $4,900,000 of sales proceeds to the Partnership from the Dunwoody Crossing Apartments, partially offset by the recognition of gain on the sale of the Dunwoody Crossing Apartments.

     The increase in accrued rents receivable at September 30, 1996 as compared to December 31, 1995 is primarily due to the Partnership recognizing rental income for certain major tenant leases at Palm Desert Town Center over the life of the lease on a straight-line basis rather than as due per the terms of their respective leases.

     The increase in accounts payable at September 30, 1996 as compared to December 31, 1995 is primarily due to the timing of real estate tax payments at Palm Desert Town Center.

     The unearned rents at September 30, 1996 is due to the prepayment of rents at Palm Desert Town Center.

     The increased deficit in investment in unconsolidated ventures, at equity, at September 30, 1996 as compared to December 31, 1995 and the increase in Partnership's share of loss from operations of unconsolidated ventures for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 is primarily due to the Partnership's share ($3,343,634) of 260 Franklin's provision for value impairment recorded at January 1, 1996 at the 260 Franklin venture. With respect to the increase in Partnership's share of loss from operations of unconsolidated ventures, the increase is also due to the Partnership's share ($430,000) of NewPark Mall's provision for value impairment recorded at June 30, 1996 at the NewPark joint venture.

     The decrease in management fees to corporate general partner for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is due to the change from quarterly to semi-annual distributions of operating cash flow in 1996.

     The decrease in venture partners' share of venture operations for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily due to the change in the allocation of the losses under the venture agreement for Palm Desert related to the satisfaction in the fourth quarter of 1995 of the venture partner's obligations to contribute to the venture for operating deficits and the Partnership's and the Affiliated Partner's preferred returns.

     The increase in gain on sale of Partnership's investment in unconsolidated ventures for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 is due primarily to the recognition of gain on sale of the Partnership's interest in Dunwoody Crossing Apartments.

     The extraordinary item reported for the nine months ended September 30, 1996 represents the Partnership's share of pre-payment penalties resulting from the extinguishment of debt related to the 1996 sale of Dunwoody Crossing Apartments.



PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The mortgage loan in the current amount of approximately $89,000,000 (including accrued interest) secured by 260 Franklin Street matured on January 1, 1996. 260 Franklin, as of such date, suspended debt service on the loan and began submitting the net cash flow of the property to the lender (Teachers Insurance and Annuity Association of America) while seeking an extension or refinancing of the loan. As of September 30, 1996, approximately $4,493,000 of interest on the mortgage loan was in arrears.





     ITEM 5.  OTHER INFORMATION

                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties:

                                                    1995                             1996
                                 --------------------------------------  -------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
1.  260 Franklin Street Building
     Boston, Massachusetts. . . .    99%       99%        99%       98%     96%      95%     96%
2.  Dunwoody Crossing
     (Phase I, II, and III)
     Apartments
     DeKalb County (Atlanta),
     Georgia. . . . . . . . . . .    93%       93%        93%       91%     90%      N/A     N/A
3.  NewPark Mall
     Newark (Alameda County),
     California . . . . . . . . .    80%       80%        80%       80%     79%      79%     77%
4.  Palm Desert Town Center
     Palm Desert (Palm Springs),
     California . . . . . . . . .    97%       96%        93%       93%     91%      92%     95%

------------------

     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.






     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits


   3-A.   The Amended and Restated Agreement of Limited Partnership and
the Assignment Agreement set forth as Exhibit B to the Prospectus, copies of which are hereby incorporated by reference to Exhibit 3 and Exhibit 4-A to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-16516) dated March 19, 1993.

   3-B.   Acknowledgement of rights and duties of the General Partners of the Partnership between ABPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is filed herewith.

   4-A.   Documents relating to the loan modification of the mortgage loan secured by the 260 Franklin Street Building is hereby incorporated by reference to Exhibit 4-B to the Partnership's report for December 31, 1991 on Form 10-K (File No. 0-16516) dated March 27, 1992.

   4-B.   Documents dated December 19,1995 relating to the Promissory Note secured by NewPark Mall are hereby incorporated by reference to the Partnership's report for December 31, 1995 on Form 10-K (File No. 0-16516) dated March 25, 1996.

   10-A. Acquisition documents relating to the purchase of an interest in the 260 Franklin Street Building, Boston, Massachusetts, are hereby incorporated herein by reference to Exhibit 10.4 to the Partnership's Amendment No. 2 to Form S-11 (File No. 33-3567) dated July 25, 1986.

   10-B. Additional acquisition documents relating to the purchase of an interest in the 260 Franklin Street Building, Boston, Massachusetts, are hereby incorporated herein by reference to Exhibit 10.4.1 to the Partnership's Post-Effective Amendment No. 1 to Form S-11 (File No. 33-
3567) dated September 30, 1986.

   10-C. Acquisition documents relating to the purchase by the Partnership of an interest in NewPark Mall in Newark (Alameda County), California, are hereby incorporated herein by reference to Exhibit 10.6 to the Partnership's Post-Effective Amendment No. 2 to Form S-11 (File No. 33-
3567) dated December 30, 1986.

   10-D. Acquisition documents relating to the acquisition by the Partnership of an interest in the Palm Desert Town Center in Palm Desert, California, dated December 23, 1988 are hereby incorporated by reference to
Exhibit 1 to the Partnership's Form 8-K (File No. 0-16516) dated January 6,
1989.

   10-E. Modification to Reserve Escrow Agreement relating to the 260 Franklin Street Building is hereby incorporated by reference to the Partnership's Form 10-Q for March 31, 1995 (File No. 0-16516) dated May 11, 1995.

   10-F. Sale documents relating to the contract for sale between VNE Partners, L.P. and Post Apartment Homes, L.P. dated May 7, 1996 regarding the sale of the Partnership's interest in the Dunwoody Crossing Apartments are hereby incorporated by reference to the Partnership's Form 10-Q for June 30, 1996 (File No. 0-16516) dated August 9, 1996.

   27.    Financial Data Schedule


(b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.





                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: November 8, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 8, 1996