Form 10-Q/A
period 1996-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XVI
filed 1996-11-25
CIK 789950

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549



                              FORM 10Q/A

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




     The undersigned registrant hereby amends the following sections of its Report for the quarter ended September 30, 1996 on Form 10-Q as set forth in the pages attached hereto:

     PART I   FINANCIAL INFORMATION

     Item 1.  Financial Statements.  Pages 3 through 11
     Item 2.  Management's Discussion and Analysis of Financial
              Condition and results of Operations.  Pages 12 through 14

     PART II  OTHER INFORMATION

     Item 3.  Defaults Upon Senior Securities.  Page 14


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI

                        By:    JMB Realty Corporation
                               (Corporate General Partner)


                               By:  GAILEN J. HULL
                                    Gailen J. Hull, Senior Vice President
                                    and Principal Accounting Officer




Dated:  November 25, 1996





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
                                                                            ============   ============

                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XVI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES
                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------
                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                               1996           1995
                                                                           -------------   ------------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $    393,760        360,031
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .          801,474        526,743
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . .          153,796           --
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          529,771        511,832
                                                                            ------------   ------------
          Total current liabilities . . . . . . . . . . . . . . . . . .        1,878,801      1,398,606
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           60,451         47,950
Ground rent payable . . . . . . . . . . . . . . . . . . . . . . . . . .        1,232,076      1,059,000
Investment in unconsolidated ventures, at equity. . . . . . . . . . . .       10,927,511      6,274,627
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .       41,185,681     41,485,363
                                                                            ------------   ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .       55,284,520     50,265,546

Venture partners' subordinated equity in ventures . . . . . . . . . . .        3,822,584      4,190,839
Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .           20,000         20,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       (3,359,270)    (3,191,849)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (1,413,174)    (1,394,169)
                                                                            ------------   ------------
                                                                              (4,752,444)    (4,566,018)
                                                                            ------------   ------------
  Limited partners:
    Capital contributions, net of offering
      costs and purchase discounts. . . . . . . . . . . . . . . . . . .      120,541,353    120,541,353
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (59,651,719)   (59,093,511)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (50,013,690)   (45,111,376)
                                                                            ------------   ------------
                                                                              10,875,944     16,336,466
                                                                            ------------   ------------
        Total partners' capital accounts. . . . . . . . . . . . . . . .        6,123,500     11,770,448
                                                                            ------------   ------------
                                                                            $ 65,230,604     66,226,833
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

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1996          1995          1996          1995
                                                   -----------    ----------   -----------    ----------
        Net operating earnings (loss)
          before extraordinary item . . . . . . .     (352,216)     (516,460)     (595,150)     (371,045)

    Extraordinary item:
     Partnership's share of unconsolidated
      venture debt prepayment penalty . . . . . .        --            --         (130,479)        --
                                                   -----------    ----------   -----------    ----------

        Net earnings (loss) . . . . . . . . . . .  $  (352,216)     (516,460)     (725,629)     (371,045)
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

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                 1996             1995
                                                                             ------------    ------------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (265,953)       (236,020)
  Venture partners' distributions from venture. . . . . . . . . . . . . . .         --            (24,496)
  Venture partners' contributions to venture. . . . . . . . . . . . . . . .         --            137,120
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .    (4,902,314)     (1,684,141)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .       (19,005)        (71,842)
                                                                              -----------     -----------
        Net cash provided by (used in) financing activities . . . . . . . .    (5,187,272)     (1,879,379)
                                                                              -----------     -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .       702,964        (454,489)

        Cash and cash equivalents, beginning of the year. . . . . . . . . .    13,734,366      14,266,786
                                                                              -----------     -----------
        Cash and cash equivalents, end of the period. . . . . . . . . . . .   $14,437,330      13,812,297
                                                                              ===========     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .   $ 3,756,275       3,785,557
                                                                              ===========     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .   $     --              --
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


UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for 260 Franklin for the nine months ended September 30, 1996 and 1995 is as follows:

                                         1996        1995
                                     -----------  ----------
     Total income . . . . . . . . .  $ 7,578,933   8,467,516
     Expenses applicable to
       operating loss . . . . . . .   23,155,458  12,338,021
                                     -----------  ----------
     Operating loss . . . . . . . .  $15,576,525   3,870,505
                                     ===========  ==========
     Partnership's share of loss. .  $ 4,672,957   1,161,152
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

     During the second quarter some of the Holders of Interests in the Partnership received from an unaffiliated third party an unsolicited offer to purchase up to 12,150 Interests in the Partnership at between $80 and $100 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June such offer expired with approximately 1,549 Interests being purchased by such unaffiliated third party pursuant to such offer.
In addition, the Partnership has, from time to time, received inquiries from other third parties that may consider making offers for Interests, including requests for the list of Holders of Interests in the Partnership.

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

     The decrease in management fees to corporate general partner for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is due to the change from quarterly to semi-annual distributions of operating cash flow in 1996 and that the Partnership's distributions in 1996 were predominately from sales proceeds whereas the distributions in 1995 were predominately from operations, a portion of which is in the form of a management fee.

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



PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The mortgage loan in the current amount of approximately $89,000,000 (including accrued interest) secured by 260 Franklin Street matured on January 1, 1996. 260 Franklin, as of such date, suspended debt service on the loan and began submitting the net cash flow of the property to the lender (Teachers Insurance and Annuity Association of America) while seeking an extension or refinancing of the loan. As of September 30, 1996, 260 Franklin is current with respect to the accrued interest based on the current loan agreement.