Form 10-K405
period 1996-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XVI
filed 1997-03-28
CIK 789950

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-K


               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For the fiscal year
  ended December 31, 1996               Commission file number 0-16516



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





                             TABLE OF CONTENTS



                                                             Page
                                                             ----
PART I

Item 1.      Business. . . . . . . . . . . . . . . . . . . .    1

Item 2.      Properties. . . . . . . . . . . . . . . . . . .    6

Item 3.      Legal Proceedings . . . . . . . . . . . . . . .    8

Item 4.      Submission of Matters to a
             Vote of Security Holders. . . . . . . . . . . .    8


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters . . . . . . . .    8

Item 6.      Selected Financial Data . . . . . . . . . . . .    9

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . .   15

Item 8.      Financial Statements and
             Supplementary Data. . . . . . . . . . . . . . .   21

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure. . . . . . . . . . . . . .   66


PART III

Item 10.     Directors and Executive Officers
             of the Partnership. . . . . . . . . . . . . . .   66

Item 11.     Executive Compensation. . . . . . . . . . . . .   68

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management. . . . . . . .   70

Item 13.     Certain Relationships and
             Related Transactions. . . . . . . . . . . . . .   71


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . . . .   71


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . .   74











                                     i




                                  PART I

ITEM 1.  BUSINESS

     Unless otherwise indicated all references to "Notes" are to Notes to Consolidated Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title, leasehold estates and/or joint venture partnership interests. The Partnership's real property investments are located throughout the nation, and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2036. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable and to wind up its affairs not later than December 31, 1999, barring any unforeseen economic developments.

     The Partnership has made the real property investments set forth in the following table:






                                                        SALE DATE OR IF OWNED
                                                        AT DECEMBER 31, 1996,
NAME, TYPE OF PROPERTY                        DATE OF     ORIGINAL INVESTED
    AND LOCATION                  SIZE       PURCHASE  CAPITAL PERCENTAGE (a)         TYPE OF OWNERSHIP (b)
----------------------         ----------    --------  ----------------------         ---------------------
1. Owings Mills Shopping
    Center
    Owings Mills
    (Baltimore County),
    Maryland . . . . . .        325,000      12/31/85          6/30/93                fee ownership of land
                                 sq.ft.                                               and improvements
                                 g.l.a.                                               (through joint venture
                                                                                      partnerships) (c)(g)
2. 125 Broad Street
    Building
    New York, New York .       1,336,000     12/31/85         11/15/94                fee ownership of
                                 sq.ft.                                               improvements and
                                 n.r.a.                                               ground leasehold
                                                                                      interest in land
                                                                                      (through joint venture
                                                                                      partnerships)
                                                                                      (c)(d)(g)
3. 260 Franklin Street
    Building
    Boston,
    Massachusetts. . . .        348,901       5/21/86            12%                  fee ownership of land
                                 sq.ft.                                               and improvements
                                 n.r.a.                                               (through joint venture
                                                                                      partnership) (b)(c)(e)
4. Dunwoody Crossing
   Apartments
   (Phase I, II and III)
   DeKalb County (Atlanta),
   Georgia . . . . . . .        810 units     9/18/86          5/7/96                 fee ownership of land
                                                                                      and improvements
                                                                                      (through joint venture
                                                                                      partnerships) (c)(g)
5. NewPark Mall
    Newark (Alameda County),
    California . . . . .        423,748       12/2/86            2%                   fee ownership of land
                                 sq.ft.                                               and improvements
                                 g.l.a.                                               (through joint venture
                                                                                      partnerships) (c)




                                                        SALE DATE OR IF OWNED
                                                        AT DECEMBER 31, 1996,
NAME, TYPE OF PROPERTY                        DATE OF     ORIGINAL INVESTED
    AND LOCATION                  SIZE       PURCHASE  CAPITAL PERCENTAGE (a)         TYPE OF OWNERSHIP (b)
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
                                 sq.ft.                                               improvements and
                                 g.l.a.                                               ground leasehold
                                                                                      interest in land
                                                                                      (through joint venture
                                                                                      partnership) (c)(d)(f)






-----------------------

      (a) The computation of this percentage for properties held at December 31, 1996 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

      (b) Reference is made to the Notes and the Schedule III's to the financial statements of 260 Franklin Street Associates and the Consolidated Financial Statements filed with this annual report for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by certain of the Partnership's real property investments.

      (c) Reference is made to the Notes for a description of the joint venture partnership or partnerships through which the Partnership has made this real property investment.

      (d) Reference is made to the Notes for a description of the leasehold interests, under ground leases, in the land on which these real property investments are situated.

      (e)    Reference is made to Item 8 - Schedule III to the
Consolidated Financial Statements and the 260 Franklin Street Associates Financial Statements filed with this annual report for further information concerning real estate taxes and depreciation.

      (f) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.

      (g) This property has been sold. Reference is made to the Notes for further discussion of such sale.






     The Partnership's real property investments are subject to competition from similar types of properties (including, in certain areas, properties owned by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all the investment properties held at December 31, 1996 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Corporate General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     Reference is made to the Notes and to the Notes to 260 Franklin Street Associates financial statements for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at certain of the Partnership's properties as of December 31, 1996.

     On May 7, 1996, the joint venture through which the Partnership owned an interest in the Dunwoody Crossing Apartments sold the property to the unaffiliated venture partner for $47,000,000. The Partnership made a distribution of $30.00 per Interest from the net sale proceeds of this sale in August 1996. Reference is made to the Notes for a further description of the sale.

     In November 1994, effective as of October 31, 1994, JMB/125 Broad Building Associates, L.P. ("JMB/125"), an Illinois limited partnership, made an agreement with its venture partners in the 125 Broad Street Company ("125 Broad") to settle their dispute regarding 125 Broad and its property.

Pursuant to the agreement, JMB/125 assigned its approximate 48.25% interest in 125 Broad, which owned the 125 Broad Street Building and a leasehold interest in the underlying land located in New York, New York to an affiliate of the venture partners and released the venture partners from any claims of JMB/125 related to 125 Broad. The Partnership owns indirectly an approximate 40% limited partnership interest in JMB/125. An affiliate of the Partnership owns indirectly substantially all of the remaining interest in JMB/125. In return for the assignment, JMB/125 received an unsecured promissory note in the principal amount of $5 million bearing simple interest at 4.5% per annum with all principal and accrued interest due at maturity in October 1999, subject to mandatory prepayments of principal and interest or acceleration of the maturity date under certain circumstances. In addition, JMB/125 received a release from any claims of certain affiliates of the venture partners and generally was to be indemnified against any liability as a general partner of 125 Broad. JMB/125 was also relieved of any obligation to contribute cash to 125 Broad in the amount of its deficit capital account balance. The venture partners subsequently filed a pre-arranged bankruptcy plan for reorganization of 125 Broad under Chapter 11 of the Bankruptcy Code in order to facilitate 125 Broad's transfer of the office building to the mortgage lender in satisfaction of the mortgage debt and other claims. In January 1995, the plan for reorganization was approved by the bankruptcy court, was consummated, and the bankruptcy case was concluded. In October 1995, the makers of the $5 million promissory note payable to JMB/125 filed for protection from creditors under Chapter 11 of the Bankruptcy Code.
Pursuant to the bankruptcy reorganization of the makers of the note, JMB/125, as an unsecured creditor, received limited partnership interests and a convertible note interest in a reorganized entity that has majority or controlling interests in six office buildings in New York, New York and




Boston, Massachusetts. The assigned value, as of the bankruptcy confirmation date, of the interests and note received by JMB/125 was approximately $400,000. The convertible note was fully reserved due to the uncertainty of the realizable value of the note. Reference is made to Item 7 and to the Notes for a further discussion of this property.

     The Partnership has no employees other than personnel performing on-site duties at some of the Partnership's properties, none of whom are officers or directors of the Corporate General Partner of the Partnership.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.



ITEM 2.  PROPERTIES

     The Partnership owns or owned through joint venture partnerships the interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1996 and 1995 for the Partnership's investment properties owned during 1996:





                                                                 1995                        1996
                                                       -------------------------   -------------------------
                                                        At     At     At     At     At     At     At     At
                                 Principal Business    3/31   6/30   9/30  12/31   3/31   6/30   9/30  12/31
                                 ------------------    ----   ----   ----  -----   ----   ----  -----  -----

1. 260 Franklin Street
    Building
    Boston, Massachusetts. . .   Financial/Office       99%    99%    99%    98%    96%    95%    96%    96%

2. Dunwoody Crossing
    (Phase I, II and III)
    Apartments
    DeKalb County
    (Atlanta), Georgia . . . .   Residential            93%    93%    93%    91%    90%    N/A    N/A    N/A

3. NewPark Mall
    Newark (Alameda County),
    California . . . . . . . .   Retail                 80%    80%    80%    80%    79%    79%    77%    78%

4. Palm Desert Town Center
    Palm Desert
    (Palm Springs),
    California . . . . . . . .   Retail                 97%    96%    93%    93%    91%    92%    95%    95%

--------------------

     Reference is made to Item 6, Item 7, the Notes and to the Notes of 260 Franklin Street Associates financial statements for further information regarding property occupancy, competitive conditions and tenant leases at the
Partnership's investment properties.

     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.





ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1995 and 1996.





                                  PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1996, there were 15,671 record Holders of the 140,339.10268 Interests outstanding in the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the Holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized Holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a Holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized Holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to Item 6 below for a discussion of cash distribu-tions made to the Holders of Interests. The mortgage loan secured by the 260 Franklin Street Office Building restricts the use by 260 Franklin Associates of the cash flow from that property as more fully discussed in the Notes.

     Reference is made to the Notes for a discussion of the provisions of the Partnership Agreement relating to cash distributions.






ITEM 6.  SELECTED FINANCIAL DATA

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                   DECEMBER 31, 1996, 1995, 1994, 1993 AND 1992
                                   (not covered by Independent Auditors' Report)

                                 1996           1995            1994          1993           1992
                            -------------  -------------    -----------   ------------   ------------
Total income . . . . . . .    $11,796,272     11,621,375     11,512,558     18,822,328     20,753,488
                              ===========   ============    ===========    ===========    ===========
Operating earnings
 (loss). . . . . . . . . .    $  (999,790)    (1,504,289)    (1,337,005)      (547,401)    (1,207,558)
Partnership's share of
 loss from  operations
 of unconsolidated
 ventures. . . . . . . . .     (5,190,635)      (871,169)    (8,305,706)    (4,852,148)   (14,384,114)
Venture partners' share
 of ventures' operations .        450,728        600,814        844,213      1,228,201         37,306
                              -----------   ------------    -----------    -----------    -----------
Net operating
 earnings (loss) . . . . .     (5,739,697)    (1,774,644)    (8,798,498)    (4,171,348)   (15,554,366)
Gain on sale or
 disposition of
 Partnership's
 investment in
 unconsolidated venture. .      4,928,723        856,750     20,162,696      2,627,427          --
Loss on sale of
 investment property,
 net of venture partner's
 share . . . . . . . . . .          --             --             --          (299,039)         --
                              -----------   ------------    -----------    -----------    -----------
Net earnings (loss)
 before Partnership's
 share of extraordinary
 item from unconsolidated
 venture . . . . . . . . .       (810,974)      (917,894)    11,364,198     (1,842,960)   (15,554,366)

Partnership's share of
 extraordinary item
 from unconsolidated
 venture . . . . . . . . .       (175,007)         --             --             --             --
                              -----------   ------------    -----------    -----------    -----------
Net earnings (loss). . . .    $  (985,981)      (917,894)    11,364,198     (1,842,960)   (15,554,366)
                              ===========   ============    ===========    ===========    ===========




                                 1996           1995            1994          1993           1992
                            -------------  -------------    -----------   ------------   ------------
Net earnings (loss)
 per interest (b):
  Net operating
   earnings (loss) . . . .    $    (39.26)        (12.14)        (60.18)        (28.53)       (106.39)
  Gain on sale or
   disposition of Part-
   nership's investment
   in unconsolidated
   venture . . . . . . . .          34.77           6.04         142.23          18.53          --
  Loss on sale of in-
   vestment property,
   net of venture
   partner's share . . . .          --             --             --             (2.10)         --
  Partnership's share
   of extraordinary
   item from uncon-
   solidated venture . . .          (1.23)         --             --             --             --
                              -----------   ------------    -----------    -----------    -----------
Net earnings (loss). . . .    $     (5.72)         (6.10)         82.05         (12.10)       (106.39)
                              ===========   ============    ===========    ===========    ===========

Total assets . . . . . . .    $64,519,186     66,226,833     69,624,085     89,829,751    154,176,204
Long-term debt . . . . . .    $41,079,673     41,485,363     41,845,394     42,164,903     96,057,742
Cash distributions
  per Interest (c) . . . .    $     38.80          17.25         116.00          34.00          34.00
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

  (c)   Cash distributions from the Partnership are generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes.  Each Partner's taxable income (loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Holders of Interests since the inception of the Partnership have not resulted in taxable income to such Holders of Interests and have therefore represented a return of capital.







SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1996



Property
--------

Palm Desert
Town Center         a)   The gross leasable area ("GLA") occupancy
                         rate and average base rent per square foot
                         as of December 31 for each of the last five
                         years were as follows:

                                                       GLA              Avg. Base Rent Per
                            December 31,          Occupancy Rate        Square Foot (1)
                            ------------          --------------        ------------------

                                1992 . . . . . .       92%                 $19.51
                                1993 . . . . . .       97%                  18.90
                                1994 . . . . . .       97%                  19.66
                                1995 . . . . . .       93%                  21.39
                                1996 . . . . . .       95%                  20.96

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




                    c)      The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Palm Desert Town Center:

                                                                                Annualized         Percent of
                                             Number of      Approx. Total       Base Rent          Total 1996
                            Year Ending      Expiring       GLA of Expiring     of Expiring        Base Rent
                            December 31,     Leases         Leases (1)          Leases             Expiring
                            ------------     ---------      ---------------     -----------        ----------

                              1997              15               36,166          $  827,840           11.81%
                              1998              14               25,021             690,329            9.85%
                              1999              10               29,242             628,995            8.97%
                              2000               4                8,664             264,599            3.78%
                              2001               9               23,943             703,445           10.04%
                              2002               4                6,910             201,427            2.87%
                              2003              10               14,756             607,062            8.66%
                              2004              16               45,143             970,575           13.85%
                              2005              18               60,462           1,474,064           21.03%
                              2006              10               16,910             619,582            8.84%

                    (1)       Excludes leases that expire in 1997 for which renewal leases or leases with replacement tenants have been executed as of March 21, 1997.






Property
--------

260 Franklin        a)   The occupancy rate of net rentable square feet ("NRF") and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                                        Avg. Annual
                                                       NRF              Base Rent Per
                          December 31,            Occupancy Rate        Square Foot (1)
                          ------------            --------------        ---------------

                                1992 . . . . . .       96%                 $27.29
                                1993 . . . . . .       99%                  27.50
                                1994 . . . . . .       99%                  27.80
                                1995 . . . . . .       99%                  27.20
                                1996 . . . . . .       96%                  26.93

                    (1) Average annual base rent per square foot is based on NRF occupied as of December 31 of each year.

                                                                 Base Rent     Scheduled Lease  Lease
                    b)      Significant Tenants     Square Feet  Per Annum     Expiration Date  Renewal Option(s)
                            -------------------     -----------  ---------     ---------------  -----------------

                            Fidelity Properties,
                            Inc.                      173,781    $4,276,312     03/2005           N/A





                    c)      The following table sets forth certain information with respect to the expiration of leases for the next ten years at 260 Franklin:

                                                                                Annualized         Percent of
                                             Number of         Approx. Total    Base Rent          Total 1996
                            Year Ending      Expiring          NRF of Expiring  of Expiring        Base Rent
                            December 31,     Leases            Leases (1)       Leases             Expiring
                            ------------     ---------         ---------------  -----------        ----------

                            1997                 2                  3,007        $   70,533          .78%
                            1998                 2                  3,985            97,604          1.1%
                            1999                 4                 13,749           336,829          3.7%
                            2000                 8                 62,399         2,631,626         29.1%
                            2001                 4                 20,756           731,582          8.1%
                            2002                --                  --                --              --
                            2003                 1                  2,000            64,000          .71%
                            2004                 1                 14,134           415,822          4.6%
                            2005                 1                173,781         4,276,312         47.3%
                            2006                 1                 21,589           616,921          6.8%

                    (1)     Excludes leases that expire in 1997 for which renewal leases or leases with replacement tenants have been executed as of March 21, 1997.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the public offering of Interests as described in Item 1, the Partnership had approximately $120,541,000 after deducting selling expenses and other offering costs with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such invest-ments and for working capital reserves. A portion of the proceeds was utilized to acquire the properties described in Item 1 above.

     During the second quarter of 1996 some of the Holders of Interests in the Partnership received from an unaffiliated third party an unsolicited offer to purchase up to 12,150 Interests in the Partnership at between $80 and $100 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June, such offer expired. As of the date of this report, the Partnership is aware that 2,392 Interests have been purchased by such unaffiliated third party either pursuant to such tender offers or through negotiated purchases. The Partnership has recently received a request from another unaffiliated third party for the list of Holders of Interests. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

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

     At December 31, 1996, the Partnership and its consolidated venture had cash and cash equivalents of approximately $14,791,000. Such cash and cash equivalents are available for distributions to partners, capital improvements and working capital requirements, including the Partnership's share of the costs for a possible expansion of the mall and restructuring of the ground lease and loan at Palm Desert Town Center. Anticipated operating deficits at the 260 Franklin Street office building are expected to be funded out of the unconsolidated joint venture's restricted reserve account (with a balance of approximately $2,429,000 at December 31, 1996). The Partnership and its consolidated venture have currently budgeted in 1997 approximately $489,000 for tenant improvements and other capital expenditures. The Partnership's share of such items, including its share of such items for its unconsolidated ventures is currently budgeted to be approximately $645,000 inclusive of 260 Franklin. Actual amounts expended in 1997 may vary depending on a number of factors including actual leasing activity, results of operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through net cash generated by the investment properties, escrowed funds for 260 Franklin, the Partnership's working capital reserve and from the sale and refinancing of such properties. The Partnership's investment in 260 Franklin is not expected to be a source of future liquidity. In such regard, reference is made to the Partnership's property specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6.





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

     DUNWOODY CROSSING APARTMENTS

     On May 7, 1996, the joint venture through which the Partnership owned an interest in the Dunwoody Crossing Apartments sold the property to the unaffiliated venture partner for $47,000,000. The Partnership made a distribution of $30.00 per Interest from the net sale proceeds of this sale in August 1996. Reference is made to the Notes for a further description of such sale. The General Partners have elected to waive their right to receive their distributive share of up to 3% of the sale price of the Dunwoody Crossing Apartments as discussed further in the Notes.

     JMB/125

     In November 1994, JMB/125 and certain affiliates of Olympia & York Developments, Ltd. ("O&Y") reached an agreement to settle their dispute regarding 125 Broad and its property. Under the terms of the agreement, JMB/125 assigned its interest in 125 Broad to an affiliate of O&Y and released its venture partners (the "O&Y partners") from any claims related to 125 Broad. In return, JMB/125 received an unsecured promissory note in the principal amount of $5 million bearing simple interest at 4.5% per annum with all principal and accrued interest due at maturity in October 1999, subject to mandatory prepayments of principal and interest or acceleration of the maturity date under certain circumstances. In addition, JMB/125 received a release from any claims of certain O&Y affiliates and generally was to be indemnified against any liability as a general partner of 125 Broad. JMB/125 was also relieved of any obligation to contribute cash to 125 Broad in the amount of its deficit capital account balance. Affiliates of O&Y subsequently filed a pre-arranged bankruptcy plan for reorganization of 125 Broad under Chapter 11 of the Bankruptcy Code in order to facilitate 125 Broad's transfer of the office building to the mortgage lender in satisfaction of the mortgage debt and other claims. In January 1995, the plan for reorganization was approved by the bankruptcy court, was consummated, and the bankruptcy was concluded.
In October 1995, the makers of the $5 million promissory note payable to JMB/125 filed for protection from creditors under Chapter 11 of the Bankruptcy Code. Pursuant to the bankruptcy reorganization of the makers of the note, JMB/125, as an unsecured creditor, received limited partnership interests and a convertible note interest in a reorganized entity that has majority or controlling interests in six office buildings in New York, New York and Boston, Massachusetts. The assigned value, as of the bankruptcy confirmation date, of the interests and note received by JMB/125 was approximately $400,000. The convertible note was fully reserved due to the uncertainty of the realizable value of the note.

     260 FRANKLIN

     The office market in the Financial District of Boston remains competitive due to new office building developments and layoffs, cutbacks and consolidations by financial service companies. The effective rental rates achieved upon re-leasing have been substantially below the rates which were received under the previous leases for the same space. The property is currently expected to operate at a deficit for 1997 and for several years thereafter. In December 1991, 260 Franklin, the affiliated joint venture, reached an agreement with the lender to modify the long-term mortgage note secured by the 260 Franklin Street Building. The loan modification required that the affiliated joint venture establish an escrow account for excess cash flow from the property's operations (computed without a deduction for property management fees and leasing commissions) to be used to cover the cost of capital and tenant improvements and lease inducements, which are the primary components of the anticipated operating deficits noted above, with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender. Beginning January 1, 1992, 260 Franklin began escrowing the payment of property management fees and lease commissions owed to an affiliate of the Corporate General Partner pursuant to the terms of the debt modification, which is more fully described in the Notes, and accordingly, such fees and commissions remained unpaid. In addition, as the long-term mortgage loan in the original principal amount of approximately $75,000,000 plus accrued and deferred interest, matured January 1, 1996, 260 Franklin as of such date began submitting the net operating cash flow of the property to the lender while seeking an extension or refinancing of the loan. 260 Franklin also began investigating market conditions to determine whether conditions were favorable for selling the property. However, it was determined that conditions were not favorable and the property continues to be held as investment property. The joint venture reached an agreement with the lender for an extension of the mortgage loan through January 1, 1997. In addition to substantially the same terms as were in effect prior to such extension, the agreement requires that the property submit net operating cash flow of the property to the lender. The joint venture is currently seeking a further extension of the mortgage loan through January 1, 1998. However, there can be no assurance that the joint venture will be able to obtain a further extension of the loan. If 260 Franklin is unable to extend the mortgage loan to the property, the Partnership may decide not to commit any significant additional funds. This may result in 260 Franklin and the Partnership no longer having an ownership interest in the property.

In such event, 260 Franklin and the Partnership would recognize a net gain for financial reporting and Federal income tax purposes with no distributable proceeds.

     JMB/OWINGS

     In June 1993, JMB/Owings sold its interest in the Owings Mills Shopping Center for $9,416,000 represented by a purchase price note which requires principal and interest payments of approximately $109,000 per month with the remaining principal balance of approximately $5,500,000 due and payable on June 30, 1998. Payments are current on the purchase price note as of the date of this report. Reference is made to the Notes.

     NEWPARK

     As a result of the acquisition by Federated Department Stores ("Federated") of the company which owns the Emporium Capwell store at NewPark Mall, Federated, which also owns Macy's store at NewPark, approached the NewPark joint venture regarding a sale of the Emporium Capwell building. Simultaneously with its negotiations to acquire the Emporium Capwell building, the NewPark joint venture is negotiating to sell the building to a national retail store owner. The NewPark joint venture expects to receive net proceeds from the transactions if they are closed as currently contemplated. However, there is no assurance that the transactions will be closed or, if so, will be on the terms currently contemplated.





     PALM DESERT TOWN CENTER

     The Partnership received (through a joint venture with an affiliate) its specified cash return relating to Palm Desert Town Center, which was being funded in part by the unaffiliated venture partner through December 31, 1994 pursuant to the terms of the applicable joint venture agreement. Since the unaffiliated venture partner's funding obligation expired at the end of 1994, the Partnership's share of cash is dependent upon the operations of the property. Occupancy at the portion of the shopping center in which the Partnership owns an interest increased to 95% at December 31, 1996 from 93% at December 31, 1995. Sales at the center have been negatively impacted during the last several quarters by new competition in the center's trade area. The increased competition has resulted in lower effective rents upon re-leasing of space. The center will continue to be subject to increased competition from new developments that are expected to be opening in the vicinity in the near future. In addition, the property's operations have been affected by tenant bankruptcies during the past year. The property is operating at an approximately break-even level.

     The joint venture continues to consider a possible expansion of the mall and restructuring of the ground lease and loan. In the event that the joint venture decides to proceed, the Partnership expects that it would utilize a portion of its available funds to pay for its share of costs.

     GENERAL

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

     As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. In an effort to reduce partnership operating expenses, the Partnership elected to make semi-annual rather than quarterly distributions of available operating cash flow commencing with the 1996 distributions. The Partnership, through a joint venture, also is seeking an additional loan modification or extension for the 260 Franklin Office Building. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since the availability of satisfactory outside sources of capital may be limited given the portfolio's current debt levels, among other factors.

     Due to the real estate market conditions experienced over the past several years, the Partnership has held its remaining investment properties longer than originally anticipated in an effort to maximize the return of their investment to the Holders of Interests. However, after reviewing the remaining properties and the marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. As a result, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold in the near term), barring unforeseen economic developments.

     The Partnership's goal of capital appreciation will not be achieved. Although the Partnership expects to distribute sale proceeds from the disposition of the Partnership's remaining investments in Palm Desert Town Center and NewPark Mall, aggregate distributions of sale and refinancing proceeds received by Holders of Interests over the entire term of the Partnership are expected to be significantly less than one-half of their
original investment.   However, in connection with sales or other
dispositions (including transfers of title to a lender) of properties (or interests therein) owned by the Partnership or its joint ventures, the Holders of Interests may be allocated substantial gain for Federal income tax purposes regardless of whether any proceeds are distributable from such sales or other dispositions.

RESULTS OF OPERATIONS

     The decrease in interest, rents and other receivables at December 31, 1996 as compared to December 31, 1995 is primarily due to an increase in the allowance for doubtful accounts as a result of tenant bankruptcies at Palm Desert Town Center.

     The decrease in investment in unconsolidated ventures, at equity at December 31, 1996 as compared to December 31, 1995 is primarily due to the distribution of approximately $4,900,000 of sales proceeds to the Partnership from the May 1996 sale of the Dunwoody Crossing Apartments, partially offset by the recognition of gain on the sale of the Dunwoody Crossing Apartments.

     The increase in accrued rents receivable at December 31, 1996 as compared to December 31, 1995 is primarily due to the Partnership recognizing rental income for certain major tenant leases at Palm Desert Town Center over the life of the lease on a straight-line basis rather than as due per the terms of their respective leases.

     The increase in accounts payable at December 31, 1996 as compared to December 31, 1995 is primarily due to the timing of certain annual recurring professional services of the Partnership and an accrual of certain employee benefits associated with employees at Palm Desert Town Center.

     The unearned rents at December 31, 1996 as compared to December 31, 1995 is due to the prepayment of rents at Palm Desert Town Center.

     The increased deficit in investment in unconsolidated ventures, at equity, at December 31, 1996 as compared to December 31, 1995 and the increase in Partnership's share of loss from operations of unconsolidated ventures for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the Partnership's share ($3,343,634) of 260 Franklin's provision for value impairment recorded at January 1, 1996 at the 260 Franklin venture. With respect to the increase in Partnership's share of loss from operations of unconsolidated ventures, the increase is also due to the Partnership's share ($430,000) of NewPark Mall's provision for value impairment recorded at June 30, 1996 at the NewPark joint venture.

     The increase in amortization of deferred expenses for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to additional deferred leasing commissions paid for new tenants at Palm Desert Town Center and the write-off of leasing commissions due to tenants vacating the mall.

     The decrease in management fees to corporate general partner for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is due to the fact that the Partnership's distributions in 1996 were predominately from sales proceeds whereas the distributions in 1995 were predominately from operations, a portion of which was in the form of a management fee.

     The decrease in general and administrative expenses for the year ended December 31, 1996 as compared to the year ended December 31, 1995 and the increase for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is attributable primarily to an increase in 1995 of reimbursable costs to affiliates of the General Partners and the recognition in 1995 of certain additional prior year reimbursable costs to such affiliates.





     The decrease in venture partners' share of venture operations for the year ended December 31, 1996 as compared to the year ended December 31, 1995 and the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the change in the allocation of the losses under the venture agreement for Palm Desert. This is a result of the venture partners satisfying its obligations to contribute to the venture for operating deficits, and the Partnership's and the affiliated partner's preferred returns in the fourth quarter of 1995.

     The increase in gain on sale of Partnership's investment in unconsolidated venture for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is due primarily to the recognition of gain on sale of the Partnership's interest in Dunwoody Crossing Apartments.


     The gain on sale of Partnership's investment in unconsolidated venture for the year ended December 31, 1995 is due to the recognition of gain on sale of JMB/Owing's interest in Owings Mills. The gain on sale or disposition of Partnership's investment in unconsolidated venture for the year ended December 31, 1994 is due to the assignment of the Partnership's interest in the 125 Broad Street building. Reference is made to the Notes.

     The extraordinary item reported for the year ended December 31, 1996 represents the Partnership's share of pre-payment penalties and unamortized deferred loan fees resulting from the extinguishment of debt related to the 1996 sale of Dunwoody Crossing Apartments.

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





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                                   INDEX

Independent Auditors' Report
Consolidated Balance Sheets, December 31, 1996 and 1995
Consolidated Statements of Operations, Years ended December 31,
  1996, 1995 and 1994
Consolidated Statements of Partners' Capital Accounts (Deficits),
  Years ended December 31, 1996, 1995 and 1994
Consolidated Statements of Cash Flows, Years ended December 31,
  1996, 1995 and 1994
Notes to Consolidated Financial Statements

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




                      260 FRANKLIN STREET ASSOCIATES

                       AN UNCONSOLIDATED VENTURE OF
               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI


                                   INDEX

Independent Auditors' Report
Balance Sheets, December 31, 1996 and 1995
Statements of Operations, Years ended December 31,
  1996, 1995 and 1994
Statements of Partners' Capital Accounts (Deficits),
  Years ended December 31, 1996, 1995 and 1994
Statements of Cash Flows, Years ended December 31,
  1996, 1995 and 1994
Notes to Financial Statements

                                                   SCHEDULE
                                                   --------

Real Estate and Accumulated Depreciation . . . .       III


Schedules not filed:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the combined financial statements or related notes.











                       INDEPENDENT AUDITORS' REPORT


The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI:

     We have audited the consolidated financial statements of Carlyle Real Estate Limited Partnership - XVI (a limited partnership) and Consolidated Venture as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - XVI and Consolidated Venture at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the consolidated financial statements, in 1996, the Partnership and its consolidated venture changed their method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.








                                       KPMG PEAT MARWICK LLP


Chicago, Illinois
March 21, 1997





                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                            CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31, 1996 AND 1995

                                                      ASSETS
                                                      ------
                                                                                 1996               1995
                                                                             ------------       -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .      $14,791,381        13,734,366
  Interest, rents and other receivables, net of allowances
    for doubtful accounts of approximately $939,124 and
    $619,000 at December 31, 1996 and 1995, respectively . . . . . . . .          286,024           629,945
  Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . .          132,414           178,944
                                                                             ------------      ------------
          Total current assets . . . . . . . . . . . . . . . . . . . . .       15,209,819        14,543,255
                                                                             ------------      ------------

Investment property, at cost - Schedule III:
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . .       60,103,528        60,100,323
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . .       16,031,335        14,023,956
                                                                             ------------      ------------
          Total investment property,
            net of accumulated depreciation. . . . . . . . . . . . . . .       44,072,193        46,076,367

Investment in unconsolidated ventures,
  at equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,962,277         2,723,887
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .          567,296           559,909
Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .          171,623           205,418
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . .        2,535,978         2,117,997
                                                                             ------------      ------------

                                                                             $ 64,519,186        66,226,833
                                                                             ============      ============





                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                      CONSOLIDATED BALANCE SHEETS - CONTINUED


                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                               -----------------------------------------------------

                                                                                 1996               1995
                                                                             ------------       -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . .     $    405,690           360,031
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .          735,053           526,743
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . .          168,611             --
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . .          414,854           511,832
                                                                             ------------      ------------
          Total current liabilities. . . . . . . . . . . . . . . . . . .        1,724,208         1,398,606
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . .           66,518            47,950
Ground rent payable. . . . . . . . . . . . . . . . . . . . . . . . . . .        1,267,991         1,059,000
Investment in unconsolidated ventures, at equity . . . . . . . . . . . .       11,341,551         6,274,627
Long-term debt, less current portion . . . . . . . . . . . . . . . . . .       41,079,673        41,485,363
                                                                             ------------      ------------
Commitments and contingencies
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . .       55,479,941        50,265,546
Venture partners' subordinated equity in ventures. . . . . . . . . . . .        3,740,111         4,190,839
Partners' capital accounts (deficits):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . . . . .           20,000            20,000
      Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . .       (3,373,900)       (3,191,849)
      Cash distributions . . . . . . . . . . . . . . . . . . . . . . . .       (1,432,178)       (1,394,169)
                                                                             ------------      ------------
                                                                               (4,786,078)       (4,566,018)
                                                                             ------------      ------------
  Limited partners:
      Capital contributions, net of offering costs . . . . . . . . . . .      120,541,353       120,541,353
      Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . .      (59,897,441)      (59,093,511)
      Cash distributions . . . . . . . . . . . . . . . . . . . . . . . .      (50,558,700)      (45,111,376)
                                                                             ------------      ------------
                                                                               10,085,212        16,336,466
                                                                             ------------      ------------
          Total partners' capital accounts . . . . . . . . . . . . . . .        5,299,134        11,770,448
                                                                             ------------      ------------
                                                                             $ 64,519,186        66,226,833
                                                                             ============      ============


                           See accompanying notes to consolidated financial statements.




                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                               1996             1995              1994
                                                           ------------     ------------      ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . .      $11,005,766       10,812,438        10,747,381
  Interest income. . . . . . . . . . . . . . . . . . .          790,506          808,937           765,177
                                                            -----------      -----------       -----------
                                                             11,796,272       11,621,375        11,512,558
                                                            -----------      -----------       -----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . .        4,919,196        5,100,070         5,101,979
  Depreciation . . . . . . . . . . . . . . . . . . . .        2,007,379        2,005,130         2,006,856
  Property operating expenses. . . . . . . . . . . . .        5,138,083        5,123,395         4,913,419
  Professional services. . . . . . . . . . . . . . . .          203,145          302,029           281,667
  Amortization of deferred expenses. . . . . . . . . .          152,964          101,973           122,800
  Management fees to corporate general
    partner. . . . . . . . . . . . . . . . . . . . . .           63,349          112,427           155,942
  General and administrative . . . . . . . . . . . . .          311,946          380,640           266,900
                                                            -----------      -----------       -----------
                                                             12,796,062       13,125,664        12,849,563
                                                            -----------      -----------       -----------
       Operating earnings (loss) . . . . . . . . . . .         (999,790)      (1,504,289)       (1,337,005)
Partnership's share of loss from operations
  of unconsolidated ventures . . . . . . . . . . . . .       (5,190,635)        (871,169)       (8,305,706)
Venture partners' share of ventures' operations. . . .          450,728          600,814           844,213
                                                            -----------      -----------       -----------
       Net operating earnings (loss) . . . . . . . . .       (5,739,697)      (1,774,644)       (8,798,498)
Gain on sale or disposition of Partnership's
  investment in unconsolidated venture . . . . . . . .        4,928,723          856,750        20,162,696
                                                            -----------      -----------       -----------
       Net earnings (loss) before Partnership's
         share of extraordinary item from
          unconsolidated venture . . . . . . . . . . .         (810,974)        (917,894)       11,364,198

Partnership's share of extraordinary item
  from unconsolidated venture. . . . . . . . . . . . .         (175,007)           --                --
                                                            -----------      -----------       -----------

       Net earnings (loss) . . . . . . . . . . . . . .      $  (985,981)        (917,894)       11,364,198
                                                            ===========      ===========       ===========




                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                 CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                               1996             1995              1994
                                                           ------------     ------------      ------------

       Net earnings (loss) per limited
        partnership interest:
         Net operating loss. . . . . . . . . . . . . .      $    (39.26)          (12.14)           (60.18)
         Gain on sale or disposition of
           Partnership's investment in
           unconsolidated venture. . . . . . . . . . .            34.77             6.04            142.23
         Partnership's share of extraordinary
           item from unconsolidated venture. . . . . .            (1.23)           --                --
                                                            -----------      -----------       -----------
               Net earnings (loss) . . . . . . . . . .      $     (5.72)           (6.10)            82.05
                                                            ===========      ===========       ===========


























                           See accompanying notes to consolidated financial statements.




                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                           CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                     YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                         GENERAL PARTNERS                                        LIMITED PARTNERS
            ------------------------------------------------   ------------------------------------------------------
                                                                 CONTRIBU-
                                                                 TIONS, NET
                                                                OF OFFERING
                         NET                                     COSTS AND         NET
           CONTRI-     INCOME         CASH                        PURCHASE       INCOME       CASH
           BUTIONS     (LOSS)     DISTRIBUTIONS       TOTAL      DISCOUNTS       (LOSS)   DISTRIBUTIONS      TOTAL
          --------   ----------   -------------     --------    -----------    ---------- -------------  -----------
Balance
 (deficit)
 Decem-
 ber 31,
 1993. . . .$20,000  (2,979,118)      (175,636)   (3,134,754)  120,541,353    (69,752,546) (26,410,103)   24,378,704

Net earnings
 (loss). . .  --       (150,313)          --        (150,313)        --        11,514,511        --       11,514,511
Cash distri-
 butions
 ($116.00 per
 limited
 partnership
 interest) .  --          --        (1,124,850)   (1,124,850)        --             --     (16,280,321)  (16,280,321)
           -------   ----------     ----------    ----------   -----------    -----------  -----------    ----------
Balance
 (deficit)
 Decem-
 ber 31,
 1994. . . .20,000   (3,129,431)    (1,300,486)   (4,409,917)  120,541,353    (58,238,035) (42,690,424)   19,612,894

Net earnings
 (loss). . .  --        (62,418)         --          (62,418)        --          (855,476)       --         (855,476)
Cash distri-
 butions
 ($17.25 per
 limited
 partnership
 interest) .  --          --           (93,683)      (93,683)        --             --      (2,420,952)   (2,420,952)
           -------   ----------     ----------    ----------   -----------    -----------  -----------    ----------




                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                     CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                         GENERAL PARTNERS                                        LIMITED PARTNERS
            ------------------------------------------------   ------------------------------------------------------
                                                                 CONTRIBU-
                                                                 TIONS, NET
                                                                OF OFFERING
                         NET                                     COSTS AND         NET
           CONTRI-     INCOME         CASH                        PURCHASE       INCOME       CASH
           BUTIONS     (LOSS)     DISTRIBUTIONS       TOTAL      DISCOUNTS       (LOSS)   DISTRIBUTIONS      TOTAL
          --------   ----------   -------------     --------    -----------    ---------- -------------  -----------

Balance
 (deficit)
 Decem-
 ber 31,
 1995. . . .20,000   (3,191,849)    (1,394,169)   (4,566,018)  120,541,353    (59,093,511) (45,111,376)   16,336,466

Net earnings
 (loss). . .  --       (182,051)         --         (182,051)        --          (803,930)       --         (803,930)
Cash distri-
 butions
 ($38.80 per
 limited
 partnership
 interest) .  --          --           (38,009)      (38,009)        --             --      (5,447,324)   (5,447,324)
           -------   ----------     ----------    ----------   -----------    -----------  -----------    ----------
Balance
 (deficit)
 Decem-
 ber 31,
 1996. . . .$20,000  (3,373,900)    (1,432,178)   (4,786,078)  120,541,353    (59,897,441) (50,558,700)   10,085,212
           =======   ==========     ==========    ==========   ===========    ===========  ===========    ==========









                             See accompanying notes to consolidated financial statements.





                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                               1996             1995              1994
                                                           ------------      -----------       -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . .     $   (985,981)        (917,894)       11,364,198
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . .        2,007,379        2,005,130         2,006,856
    Amortization of deferred expenses. . . . . . . . .          152,964          101,973           122,800
    Partnership's share of loss from operations
      of unconsolidated ventures,
      net of distributions . . . . . . . . . . . . . .        5,426,672          871,169         8,305,706
    Venture partners' share of ventures'
      operations and gain on sale. . . . . . . . . . .         (450,728)        (600,814)         (844,213)
    Gain on sale or disposition of Partner-
      ship's investment in unconsolidated
      venture. . . . . . . . . . . . . . . . . . . . .       (4,928,723)        (856,750)      (20,162,696)
    Partnership's share of extraordinary item
      from unconsolidated venture. . . . . . . . . . .          175,007            --                --
    Changes in:
      Interest, rents and other receivables. . . . . .          343,921          (35,775)          416,123
      Prepaid expenses and other assets. . . . . . . .           46,530          (22,035)           45,617
      Notes receivable . . . . . . . . . . . . . . . .           33,795           42,432            44,274
      Accrued rents receivable . . . . . . . . . . . .         (417,981)        (338,546)         (593,954)
      Accounts payable . . . . . . . . . . . . . . . .          208,310           48,570        (1,597,627)
      Accrued interest . . . . . . . . . . . . . . . .          (96,978)          47,449            20,168
      Unearned rents . . . . . . . . . . . . . . . . .          168,611            --                --
      Tenant security deposits . . . . . . . . . . . .           18,568          (30,456)             (770)
      Ground rent payable. . . . . . . . . . . . . . .          208,991          169,273           296,979
                                                            -----------      -----------        ----------
          Net cash provided by
            (used in) operating
            activities . . . . . . . . . . . . . . . .        1,910,357          483,726          (576,539)
                                                            -----------      -----------        ----------





                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                               1996             1995              1994
                                                           ------------      -----------       -----------
Cash flows from investing activities:
  Net sales and maturities (purchases)
    of short-term investments. . . . . . . . . . . . .            --             783,716        31,834,767
  Additions to investment property . . . . . . . . . .           (3,205)         (39,186)             (580)
  Payment of deferred expenses . . . . . . . . . . . .         (160,351)        (227,579)         (221,427)
  Partnership's distributions from
    unconsolidated ventures and proceeds
    from sale of investment property . . . . . . . . .        5,160,000        1,320,630         1,187,740
  Partnership's contributions to
    unconsolidated ventures. . . . . . . . . . . . . .           (4,422)        (135,000)         (250,250)
                                                            -----------      -----------        ----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . .        4,992,022        1,702,581        32,550,250
                                                            -----------      -----------        ----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . .         (360,031)        (319,509)         (283,548)
  Venture partners' distributions from venture . . . .            --             (21,679)       (1,176,151)
  Venture partners' contributions to venture . . . . .            --             137,096           871,808
  Distributions to limited partners. . . . . . . . . .       (5,447,324)      (2,420,952)      (16,280,321)
  Distributions to general partners. . . . . . . . . .          (38,009)         (93,683)       (1,124,850)
                                                            -----------      -----------        ----------
          Net cash provided by (used in)
            financing activities . . . . . . . . . . .       (5,845,364)      (2,718,727)      (17,993,062)
                                                            -----------      -----------        ----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . . . . . . .        1,057,015         (532,420)       13,980,649
          Cash and cash equivalents,
            beginning of the year. . . . . . . . . . .       13,734,366       14,266,786           286,137
                                                            -----------      -----------        ----------
          Cash and cash equivalents,
            end of the year. . . . . . . . . . . . . .      $14,791,381       13,734,366        14,266,786
                                                            ===========      ===========        ==========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . .      $ 5,016,174        5,052,621         5,081,811
                                                            ===========      ===========        ==========
  Non-cash investing and financing activities. . . . .      $     --               --                --
                                                            ===========      ===========        ==========


                           See accompanying notes to consolidated financial statements.




               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 31, 1996, 1995 AND 1994


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

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

      The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned consolidated venture, JMB/Hahn PDTC Associates, L.P. ("Palm Desert"). The effect of all transactions between the Partnership and its consolidated venture has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interests in JMB/Owings Mills Associates ("JMB/Owings"); 260 Franklin Street Associates ("260 Franklin"); Villages Northeast Associates ("Villages Northeast"); JMB/NewPark Associates ("JMB/NewPark"); and its indirect ownership of JMB/125 Broad Building Associates, L.P. ("JMB/125"). The Partnership, through JMB/Owings, sold its interest in Owings Mills Mall in June 1993. In November 1994, the Partnership through its indirect ownership of JMB/125 assigned its interest in the 125 Broad Street Building. The Partnership through Villages Northeast Associates, sold its interest in Dunwoody Crossing Apartments in May 1996.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the venture as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1996 and 1995 is summarized as follows:






                                                        1996                               1995
                                         -------------------------------   -------------------------------
                                                             TAX BASIS                          TAX BASIS
                                          GAAP BASIS        (UNAUDITED)      GAAP BASIS        (UNAUDITED)
                                         ------------       -----------     ------------       -----------
Total assets . . . . . . . . . . . .      $64,519,186        78,664,247       66,226,833        77,844,338

Partners' capital accounts
  (deficits):
    General partners . . . . . . . .       (4,786,078)        2,501,133       (4,566,018)       (2,739,422)
    Limited partners . . . . . . . .       10,085,212        33,982,205       16,336,466        32,851,602

Net earnings (loss):
    General partners . . . . . . . .         (182,051)          276,297          (62,418)           56,080
    Limited partners . . . . . . . .         (803,930)        6,577,927         (855,476)       (2,110,821)

Net earnings (loss) per
  limited partnership
  interest . . . . . . . . . . . . .            (5.72)            46.87            (6.10)           (15.04)
                                          ===========        ==========      ===========       ===========






     The net earnings (loss) per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of the period. Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($13,477,600 at December 31, 1996 and $13,734,000 at December 31,
1995) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform to the 1996 presentation.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been or may be required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

     The Partnership acquired, through joint ventures, interests in three contiguous apartment complexes, three office buildings and three shopping centers. One office building and one shopping center had been sold prior to January 1, 1994. During 1994, the Partnership, through its indirect ownership of JMB/125, assigned its interest in the 125 Broad Street Building. During 1996, the Partnership, through the Villages Northeast joint venture, sold its interest in the Dunwoody Crossing Apartments. All of the properties owned at December 31, 1996 were in operation. The cost of the investment properties represents the total cost to the Partnership or its ventures plus miscellaneous acquisition costs.

     Depreciation on the consolidated investment property has been provided over the estimated useful lives of 5 to 40 years using the straight-line method.





     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995. The Partnership adopted SFAS 121 as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the
property thus allowing the lender to realize upon its security.   In
accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. In certain situations, such estimated fair value could be less than the existing non-recourse debt which is secured by the property. There can be no assurance that any estimated fair value of these properties would ultimately be realized by the Partnership in any future sale or disposition transaction.

     Under the prior accounting policy, provisions for value impairment were recorded with respect to investment properties whenever the estimated future cash flows from a property's operations and projected sale were less than the property's carrying value. The amount of any such impairment loss recognized by the Partnership was limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 is determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property with the related extinguishment of the long-term debt for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain for financial reporting purposes (comprised of gain on extinguishment of debt and gain or loss on the sale or disposition of property) for financial reporting purposes to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     In addition, upon the disposition of any impaired property, the Partnership will generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's prior impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss is not recognized for Federal income tax purposes.

     The accompanying consolidated financial statements include $348,710, $725,814 and ($6,811,116), respectively, of the Partnership's share of total property operations of $810,873, $1,403,830 and $(7,238,685) of unconsolidated properties sold or disposed of in the past three years.





     The investment properties are pledged as security for the long-term debt, for which generally there is no recourse to the Partnership.


VENTURE AGREEMENTS - GENERAL

     The Partnership entered into five joint venture agreements (JMB/Owings, JMB/125, 260 Franklin, Villages Northeast and JMB/NewPark) directly or indirectly with Carlyle Real Estate Limited Partnership - XV ("Carlyle-XV") (and for JMB/125, Carlyle Advisors, Inc.), and one (Palm Desert) with Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII").

Carlyle-XV and Carlyle-XVII are each sponsored by the Corporate General Partner. The terms of these affiliated joint venture agreements provide, in general, that the benefits and obligations of ownership, including tax effects, net cash receipts and net sale and refinancing proceeds and capital contribution obligations, are allocated or distributed, as the case may be, between the Partnership and the affiliated partner in proportion to their respective capital contributions to the affiliated venture. Pursuant to such agreements, the Partnership made capital contributions aggregating $137,944,640 through December 31, 1996.

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

     The Partnership acquired, through the above ventures, three apartment complexes, three office buildings and three shopping centers. In 1993, the Partnership through JMB/Owings sold its interest in Owings Mills Mall and through JMB/Warner sold the Blue Cross Building. In 1994, the Partnership through its indirect ownership of JMB/125 assigned its interest in the 125 Broad Street Building. During 1996, the Partnership, through the Villages Northeast joint venture, sold its interest in the Dunwoody Crossing Apartments. Certain of the ventures' properties have been financed under various long-term debt arrangements as described in the Notes and in the Notes to Financial Statements of 260 Franklin Street Associates filed with this report.

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

INVESTMENT PROPERTIES

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

     JMB/125 was a joint venture between Carlyle-XVI Associates, L.P. (in which the Partnership held a 99% limited partnership interest), Carlyle-XV Associates, L.P. and Carlyle Advisors, Inc. The Partnership held, indirectly through Carlyle-XVI Associates, L.P., an approximate 40% limited partnership interest in JMB/125. The general partner in each of JMB/125 and Carlyle-XVI Associates, L.P. is an affiliate of the Partnership. For financial reporting purposes, profits and losses of JMB/125 are generally allocated 40% to the Partnership. The terms of the JMB/125 venture agreement generally provide that JMB/125's share of 125 Broad's annual cash flow and sale or refinancing proceeds would be distributed or allocated to the Partnership in proportion to its indirect approximate 40% share of capital contributions to JMB/125.

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

     On November 15, 1994, effective as of October 31, 1994, JMB/125 and certain affiliates of O&Y reached an agreement to settle their disputes regarding 125 Broad and its property. Under the terms of the agreement, JMB/125 assigned its interest in 125 Broad to an affiliate of O&Y and released the O&Y partners from any claims related to 125 Broad. In return, JMB/125 received an unsecured promissory note in the principal amount of $5 million bearing simple interest at 4.5% per annum with all principal and accrued interest due at maturity in October 1999, subject to mandatory prepayments of principal and interest or acceleration of the maturity date under certain circumstances. As of December 31, 1994, the note had been fully reserved for by JMB/125. In addition, JMB/125 received a release from any claims of certain O&Y affiliates and will generally be indemnified against any liability as a general partner of 125 Broad. JMB/125 was also relieved of any obligation to contribute cash to 125 Broad in the amount of its deficit capital account balance. Affiliates of O&Y subsequently filed a prearranged bankruptcy plan for reorganization of 125 Broad under Chapter 11 of the Bankruptcy Code in order to facilitate 125 Broad's transfer of the office building to the mortgage lender in satisfaction of the mortgage debt and other claims. In January 1995, the plan for reorganization was approved by the bankruptcy court, was consummated, and the bankruptcy case was concluded. As a result of the assignment of its interest, JMB/125 no longer has an ownership interest in the office building and recognized in 1994 gains of $53,412,105 and $49,616,240 for financial reporting and Federal income tax purposes, respectively. The Partnership's share of such gains was $20,162,696 and $17,786,455 for financial reporting and Federal income tax purposes, respectively. In October 1995, the makers of the $5 million promissory note payable to JMB/125 filed for protection from creditors under Chapter 11 of the Bankruptcy Code. Pursuant to the bankruptcy reorganization of the makers of the note, JMB/125, as an unsecured creditor, received limited partnership interests and a convertible note interest in a reorganized entity that has majority or controlling interests in six office buildings in New York, New York and Boston, Massachusetts. The assigned value, as of the bankruptcy confirmation date, of the interests and note received by JMB/125 was approximately $400,000. The convertible note was fully reserved due to the uncertainty of the realizable value of the note.

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

     JMB/Owings sold its partnership interest in Owings Mills to an affiliate of the Partnership's unaffiliated joint venture partners. The sale price of the interest was $9,416,000, all of which was received in the form of a promissory note. In addition, the Partnership and Carlyle-XV were relieved of their allocated portion of the debt secured by the property. The promissory note (which is secured by a guaranty from an affiliate of the purchaser and the unaffiliated joint venture partner) bears interest at a rate of 7% per annum subject to increase to 8% per annum for the remainder of the term of the note. The promissory note requires principal and interest payments of approximately $109,000 per month with the remaining principal balance of approximately $5,500,000 due and payable on June 30, 1998. The monthly installment of principal and interest would be adjusted for the increase in the interest rate if applicable. Early prepayment of the promissory note may be required under certain circumstances including the sale or further encumbrance of Owings Mills Mall.

     The net cash proceeds and gain from sale of the interest was allocated 50% to the Partnership and 50% to Carlyle-XV in accordance to the JMB/Owings partnership agreement. For financial reporting purposes, JMB/Owings recognized, on the date of sale, gain of $5,254,855, of which the Partnership's share was $2,627,427, attributable to JMB/Owings being relieved of its obligations under the Owings Mills partnership agreement pursuant to the terms of the sale agreement. JMB/Owings adopted the cost recovery method until such time as the purchaser's initial investment was sufficient in order to recognize additional gain under Statement of Financial Accounting Standards No. 66 ("SFAS 66"). At December 31, 1994, the total deferred gain of JMB/Owings including principal and interest payments of $1,858,572 received and distributed through December 31, 1994 was $10,305,310 of which the Partnership's share was $5,152,655. As JMB/Owings collected a sufficient amount of the purchaser's initial investment, at March 31, 1995, the joint venture adopted the installment method for the recognition of the remaining deferred gain. JMB/Owings recognized $870,121 and $1,713,501 of deferred gain and $527,237 and $1,501,936 of interest income for the years ended December 31, 1996 and 1995, respectively, of which the Partnership's share of deferred gain was $435,060 and $856,750 and the Partnership's share of interest income was $263,619 and $750,968, respectively.

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

     An affiliate of the General Partner managed the property until December 1994 for a fee computed at 3% of the property's gross receipts. Beginning January 1, 1992, 260 Franklin Street was escrowing the payment of property management fees and leasing commissions to the affiliate pursuant to the terms of the debt modification described below. In December 1994, the affiliated property manager sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. The property is currently managed by the purchaser of the affiliate's assets on the same terms provided in the property management agreement, with the payment of the management fees guaranteed by JMB in 1995. Beginning in January 1996, the unaffiliated property manager was paid management fees by the property. Reference is made to the Notes to the Financial Statements of 260 Franklin Street Associates.

     The long-term mortgage loan in the original principal amount of approximately $75,000,000 plus accrued and deferred interest matured January 1, 1996. 260 Franklin, as of such date, began submitting the net operating cash flow of the property to the lender while seeking an extension or refinancing of the loan. Concurrent with such lender negotiations, 260 Franklin also began investigating market conditions to determine whether conditions were favorable for selling the property. However, it was determined that conditions were not favorable and the property continues to be held as investment property. The joint venture reached an agreement with the lender for an extension of the mortgage loan through January 1, 1997. In addition to substantially the same terms as were in effect prior to such extension, the agreement requires that the property submit net operating cash flow of the property to the lender. The joint venture is currently seeking a further extension of the mortgage loan through January 1, 1998. However, there can be no assurance that the joint venture will be able to obtain a further extension of the loan. If 260 Franklin is unable to extend the mortgage loan to the property, the Partnership may decide not to commit any significant additional funds.
This may result in 260 Franklin and the Partnership no longer having an ownership interest in the property. This would result in 260 Franklin and the Partnership recognizing a gain for financial reporting and Federal income tax purposes with no distributable proceeds.

     The office market in the Financial District of Boston remains competitive due to the new office building developments and lay-offs, cutbacks and consolidations by financial service companies. The effective rental rates achieved upon re-leasing have been substantially below the rates which were received under the previous leases for the same space. Therefore, 260 Franklin recorded a provision for value impairment of $11,145,446 as of January 1, 1996, of which the Partnership's share is $3,343,634, to reflect the then estimated fair value of the property based upon the use of an appropriate capitalization rate applied to the property's net operating income.

     The long-term mortgage note secured by the 260 Franklin Street Building, as modified in December 1991, provided for monthly payments of interest only based upon the then outstanding balance at a rate of 8% per annum. Upon maturity, 260 Franklin was obligated to pay an amount sufficient to provide the lender with an 11% per annum yield on the mortgage note from January 1, 1991. In addition, upon maturity, 260 Franklin was obligated to pay to the lender a residual interest amount equal to 60% of the highest amount, if any, of (i) net sales proceeds, (ii) net refinancing proceeds, or (iii) net appraisal value, as defined. 260 Franklin has been required to (i) escrow excess cash flow from operations (computed without a deduction for property management fees and leasing commissions), beginning in 1991, to cover future cash flow deficits, (ii) make an initial contribution to the escrow account of $250,000, of which the Partnership's share was $75,000, and (iii) make annual escrow contributions, through January 1995, of $150,000, of which the Partnership's share is $45,000. The escrow account ($2,428,695 at December 31, 1996 including accrued interest) was to be used to cover the cost of capital and tenant improvements and lease inducements (approximately $3,551,000 used as of December 31, 1996) as defined, with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender as described above.

     VILLAGES NORTHEAST

     The property was classified as held for sale or disposition as of January 1, 1996, and therefore, had not been subject to continued depreciation prior to its sale in May 1996.

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

     As contemplated at the time of acquisition, in September 1987 an additional mortgage loan was obtained in the amount of $21,000,000 and was secured by the Dunwoody (Phase I and III) Apartments. After such financing, Villages Northeast's cash investment was approximately
$15,398,000, of which the Partnership's share was approximately $4,619,000.

The Phase I and III note bore interest at a rate of 9.75% and required monthly debt service payments of $180,425 representing principal and interest until October 1, 1994, when the entire outstanding balance of principal of $20,692,324 and any unpaid interest was due. Villages Northeast negotiated an extension of the mortgage loan until December 15, 1994 and then reached an agreement with the existing lender for a new loan, which required monthly payments of principal and interest (8.65% per annum) of $171,737 beginning February 15, 1995 and continuing through November 15, 1997, when the remaining balance was payable. The Dunwoody (Phase II) Apartments secured a $9,800,000 first mortgage loan, which bore interest of 7.64% per annum, required monthly payments of principal and interest of $73,316 through November 1, 1997, when the remaining balance was payable.

     Villages Northeast was entitled to a cumulative preferred return of annual net cash receipts (as defined) from the properties. Villages Northeast received cash distributions from property operations through May 7, 1996. After Villages Northeast received its preferential return, the unaffiliated venture partner was entitled to a non-cumulative return on its interest in the venture; additional net cash receipts were shared in a ratio relating to the ownership interests of Villages Northeast (90%) and its unaffiliated venture partner (10%). Villages Northeast also had preferred positions (related to Villages Northeast's investment in Post Associates) with respect to distribution of net sale or refinancing proceeds from Post Associates. Operating profits and losses, in general, were allocable 90% to Villages Northeast and 10% to the unaffiliated venture partner, except that certain expenses paid for out of Villages Northeast's cash payments were to be allocated solely to Villages Northeast and certain costs of operations paid for out of capital contributions, if any, of the unaffiliated venture partner were allocable solely to it.





     An affiliate of the unaffiliated venture partner entered into an agreement to manage the complexes through December 31, 2002 (subject to earlier termination by either party upon 60 days' prior written notice) for a fee equal to 5% of the gross revenues of the complexes. In August 1993, an affiliate of the General Partners assumed management of the property until December 1994 for a fee equal to 5% of the gross revenues of the complexes. In December 1994, the affiliated property manager sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. The property was being managed by the purchaser of the affiliate's assets on the same terms.

     On May 7, 1996, the Partnership sold (through the Villages Northeast venture) the Dunwoody apartment complex to the unaffiliated venture partner, pursuant to such venture partner's right of first refusal, for $47,000,000 less brokerage commissions, transfer taxes and legal fees of approximately $470,000. Approximately $30,900,000 of the sales proceeds were utilized to retire the mortgage debt including a prepayment penalty of approximately $435,000 (of which the Partnership's share of approximately $130,500 was included as an extraordinary item in the Partnership's 1996 consolidated financial statements). Additionally, approximately $787,000 (of which the Partnership's share was approximately $236,000) was paid to the State of Georgia on behalf of the Holders of Interests for withholding tax related to the sale. As a result of the sale, the Partnership recognized a gain of approximately $4,300,000 for financial reporting purposes and a gain of approximately $8,600,000 for Federal income tax purposes in 1996. The Partnership made a distribution of $30 per Interest from the net sales proceeds of this sale in August 1996.

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

     The NewPark Mall secured a mortgage note payable in the principal amount of $50,620,219 that was originally due on November 1, 1995. Monthly payments of interest only of $369,106 were due through November 30, 1993. Commencing on December 1, 1993 through October 30, 1995, principal and interest were due in monthly payments of $416,351 with a final balloon payment due November 1, 1995. In October 1995, JMB/NewPark was granted a loan extension until December 15, 1995. Interest on the note payable accrued at 8.75% per annum. On December 21, 1995, NewPark Associates obtained a new mortgage loan with an institutional lender. The new mortgage loan in the principal amount of $60,000,000 is due on December 31, 2000. The loan provides for monthly interest-only payments of $357,500. Interest on the non-recourse loan accrues at 7.15% per annum.

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




     As a result of the acquisition by Federated Department Stores ("Federated") of the company which owns the Emporium Capwell store at NewPark Mall, Federated, which also owns the Macy's store at NewPark, approached the NewPark joint venture regarding a sale of the Emporium Capwell building. Simultaneously with its negotiations to acquire the Emporium Capwell building, the NewPark joint venture is negotiating to sell the building to a national retail store owner. The NewPark joint venture expects to receive net proceeds from the transactions if they are closed as currently contemplated. However, there is no assurance that the transactions will be closed or, if so, will be on the terms currently contemplated.

     In response to uncertainty concerning the NewPark joint venture's ability to recover the net carrying value of the NewPark Mall investment property through future operations or sale and since the NewPark joint venture has shortened its intended holding period for this investment to not later than 1999, the NewPark joint venture, in accordance with SFAS 121, recorded a provision for value impairment at June 30, 1996 in the amount of $8,600,000 of which the Partnership's share is $430,000. Such provision was recorded to reduce the venture's carrying value of the investment property to the then estimated fair market value of the property based upon an analysis of discounted estimated future cash flows over the projected holding period.

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





     The terms of the Palm Desert venture agreement provide that the Partnership and Carlyle-XVII are entitled to receive out of net cash flow a current preferred return and a cumulative preferred return, each based on a negotiated rate of return on their respective initial capital contributions (other than those used to pay closing costs). Such current preferred return, which the Partnership was entitled to receive through December 31, 1994 (as defined) was received. The Partnership, Carlyle-XVII and the joint venture partner are entitled to a cumulative preferred return, based on a negotiated rate of return on their respective contributions to pay the Tenant Improvement Costs through December 1994 (the "Tenant Improvement Cost Contributions"). All cumulative preferred returns are distributable on an equal priority level; however, they are subordinate to the receipt by the Partnership and Carlyle-XVII of their respective current year preferred return. Any remaining annual cash flow will be distributable 75% to the Partnership and Carlyle-XVII and 25% to the joint venture partner until the Partnership and Carlyle-XVII have received an amount equal to their initial capital contributions (other than those used to pay closing costs) plus a negotiated annual internal rate of return thereon and an amount equal to their Tenant Improvement Cost contributions, and thereafter any remaining annual cash flow shall be distributable 50% to the Partnership and Carlyle-XVII and 50% to the joint venture partner.

     The Palm Desert venture agreement also provides that upon sale or refinancing of the property, net sale or refinancing proceeds will be distributable first to the Partnership, Carlyle-XVII and the joint venture partner to the extent of any deficiencies in the receipt of their respective cumulative preferred returns; second, to the Partnership and Carlyle-XVII in an amount equal to their initial capital contributions (other than those used to pay closing costs) and their Tenant Improvement Cost contributions and, as an equal priority, to the joint venture partner in an amount equal to its Tenant Improvement Cost contributions; third, to the joint venture partner in an amount equal to the amount contributed by it to pay operating deficits through December 1994 and to provide a portion of the Partnership's and Carlyle-XVII's current and cumulative preferred return described above (not to exceed $1,700,000); fourth, 75% to the Partnership and Carlyle-XVII and 25% to the joint venture partner until the Partnership and Carlyle-XVII have received a negotiated annual internal rate of return on their respective initial capital contributions (other than those used to pay closing costs), and any remaining proceeds will be distributable 50% to the Partnership and Carlyle-XVII and 50% to the joint venture partner.

     The portion of the shopping center owned by Palm Desert is currently subject to a first mortgage loan from an institutional lender with an outstanding principal balance of approximately $41,485,000 and $41,845,000 at December 31, 1996 and 1995, respectively. The loan provides for fixed interest at the rate of 12% per annum and monthly payments of principal and interest of $446,842 until January 1, 2019, when the loan will have been fully amortized.

     The land underlying the shopping center is owned by the lender under the first mortgage loan. Palm Desert leases the land by assignment of an existing ground lease which has a term through December 2038 and provides for minimum annual rental payments of $900,000, as well as for additional rental payments for each calendar year equal to 50% of the amount by which certain of the ground lessee's gross receipts from the shopping center exceed $6,738,256. Total ground rent expense for the years ended December 31, 1996, 1995 and 1994 was $1,293,112, $1,261,322 and $1,347,204,
respectively. The ground lease provides for two 10-year extensions at the option of the lessee. The ground lease does not provide for any option on the part of Palm Desert to purchase the land.





     Operating profits and losses, in general, are allocable in proportion to the amount of net cash flow distributed to the partners of Palm Desert, or, if there are no distributions of net cash flow, generally 75% to the Partnership and Carlyle-XVII and 25% to the joint venture partner, except that the deductions allocable with respect to certain expenses are allocable to the partner whose contributions are used to pay such expenses. For 1996 and 1995, losses were allocated 75% to the Partnership and Carlyle-XVII and 25% to the joint venture partner as there were no distributions made to the partner in 1996 and 1995. For 1994, in accordance with the Palm Desert venture agreement, losses were allocated to the joint venture partner to the extent that it had cumulatively contributed capital to fund the Partnership's and Carlyle-XVII's preferred return less any losses previously allocated to the joint venture partner as discussed above. The remainder of the loss was allocated 75% to the Partnership and Carlyle-XVII and 25% to the joint venture partner.

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


LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1996 and 1995:

                                                    1996          1995
                                                ------------  ------------
12% per annum mortgage note; secured by
  the Palm Desert Town Center; payable
  in monthly installments of principal
  and interest of $446,842 until paid
  in full in January 2019. . . . . . . . . .     $41,485,363    41,845,394
                                                 -----------   -----------

        Total debt . . . . . . . . . . . . .      41,485,363    41,845,394
        Less current portion of
          long-term debt . . . . . . . . . .         405,690       360,031
                                                 -----------   -----------

        Total long-term debt . . . . . . . .     $41,079,673    41,485,363
                                                 ===========   ===========

     Five year maturities of long-term debt are summarized as follows:

                    1997 . . . . . . . .       $405,690
                    1998 . . . . . . . .        457,143
                    1999 . . . . . . . .        515,121
                    2000 . . . . . . . .        580,451
                    2001 . . . . . . . .        654,066
                                               ========






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

     The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership or the General Partners' interests in the Partnership. "Net cash receipts" from operations of the Partnership will be allocated 90% to the Holders of Interests and 10% to the General Partners (of which 6.25% constitutes a management fee to the Corporate General Partner for services in managing the Partnership). However, for the five year period through the end of 1992, the General Partners deferred their allocation of "net cash receipts" to a stipulated return on capital for the Holders of Interests. The deferred amounts are payable out of any "net cash receipts" and "sale or refinancing proceeds" of the Partnership, without interest at such times as the General Partners may determine.

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

However, prior to such distributions the Holders of Interests are entitled to receive 99% and the General Partners 1% of net sale or refinancing proceeds until the Holders of Interest (i) have received cumulative cash distributions from the Partnership's operations which, when combined with net sale or refinancing proceeds previously distributed, equal a 6% annual non-compound return on the Holders' of Interests average capital investment for each year (their initial capital investment as reduced by net sale or refinancing proceeds previously distributed) commencing with the third fiscal quarter of 1987 and (ii) have received cash distributions of net sale or refinancing proceeds in an amount equal to the Holders' of Interests aggregate initial capital investment in the Partnership. The Holders of Interests are not expected to receive the return levels in (i) and (ii) above.


LEASES - AS PROPERTY LESSOR

     At December 31, 1996, the Partnership and its consolidated venture's principal asset is a shopping center. The Partnership has determined that all leases are properly classified as operating leases; therefore rental income is reported when earned and the cost of the property, excluding the cost of land, is depreciated over the estimated useful lives. Leases with tenants at Palm Desert Town Center range in term from one to twenty-five years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants generally provide for additional rent based upon percentages of tenants' sales volumes over certain specified amounts. A substantial portion of the ability of the retail tenants at Palm Desert Town Center to honor their leases is dependent upon the retail economic sector.





     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit in excess of specific reimbursements, to be received in the future under the above operating commercial lease agreements are as follows:

               1997. . . . . . . . . . . . . . . . . .     $ 6,674,812
               1998. . . . . . . . . . . . . . . . . .       6,547,570
               1999. . . . . . . . . . . . . . . . . .       5,971,994
               2000. . . . . . . . . . . . . . . . . .       5,620,424
               2001. . . . . . . . . . . . . . . . . .       5,286,046
               Thereafter. . . . . . . . . . . . . . .      19,098,492
                                                           -----------
                                                           $49,199,338
                                                           ===========

LEASES - AS PROPERTY LESSEE

     The following lease agreement has been determined to be an operating lease:

     The Partnership owns, through Palm Desert, a leasehold interest which expires in December 2038 in the land underlying the Palm Desert Town Center. The ground lease provides for annual rental payments of $900,000 plus 50% of certain gross receipts of the shopping center above $6,738,256.

In addition to cash payments due, periodic ground rent expense also reflects an adjustment equal to 50% of the net change in accrued rents receivable. Total ground rent expense for the years ended December 31, 1996, 1995 and 1994 was $1,293,112, $1,261,322 and $1,347,204,
respectively. Actual cash payments for 1996, 1995 and 1994 were $1,084,121, $1,092,049 and $1,050,000, respectively.

     Future minimum rental commitments under the lease are as follows:

                 1997. . . . . . . . . . . . .  $   900,000
                 1998. . . . . . . . . . . . .      900,000
                 1999. . . . . . . . . . . . .      900,000
                 2000. . . . . . . . . . . . .      900,000
                 2001. . . . . . . . . . . . .      900,000
                 Thereafter. . . . . . . . . .   33,300,000
                                                -----------
                                                $37,800,000
                                                ===========

TRANSACTIONS WITH AFFILIATES

     The General Partners deferred their share of net cash flow of the Partnership due to them over a five-year period ended December 1992, to the receipt by the Holders of Interests of a 5% per annum cumulative non-compounded return on their Current Capital Accounts (as defined) for such five-year period. These deferred amounts consist of the Corporate General Partner's management fees and the General Partners' distributive share of net cash flow. The cumulative combined amount of such deferred distributions and management fees aggregated $2,372,056 at December 31, 1993. In July 1994, the Partnership paid the cumulative combined amount of such deferred distributions and management fees to the General Partners. All amounts deferred did not bear interest and were paid in full. The General Partners received distributions from the operations of the Partnership in the amount of $38,009 and $93,683 for 1996 and 1995, respectively.





     Certain of the Partnership's properties have been managed by an affiliate of the General Partners for fees computed as a percentage of certain rents received by the properties. In December 1994, the affiliated property manager sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets acted as the property manager of Dunwoody Crossing Apartments (Phases I, II and III) (prior to its sale in May 1996) and acts as the property manager of 260 Franklin Office Building after the sale of the affiliated property manager's assets on the same terms that existed prior to such sale. JMB has guaranteed payment of such property management fees.

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates for the years ending December 31, 1996, 1995 and 1994 are as follows:

                                                               UNPAID AT
                                                              DECEMBER 31,
                              1996        1995        1994       1996
                            --------    --------    --------  ------------
Management fees to
 Corporate General
 Partners. . . . . . . . . . $63,349     112,427     155,942        --
Insurance commissions. . . .  28,153      28,811      24,307        --
Reimbursement (at cost)
 for accounting services . .   4,553      93,892      98,129       1,003
Reimbursement (at cost)
 for portfolio
 management services . . . .  23,481      31,844      33,490       5,111
Reimbursement (at cost)
 for legal services. . . . .   4,357       7,213       3,224       2,348
Reimbursement (at cost)
 for administrative
 charges and other
 out-of-pocket expenses. . .   --        110,709       4,050        --
                            --------     -------     -------      ------
                            $123,893     384,896     319,142       8,462
                            ========     =======     =======      ======


UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary combined financial information for JMB/125 (through the effective date of assignment - October 31, 1994), JMB/Owings, 260 Franklin, Villages Northeast (prior to its sale in May 1996) and JMB/NewPark are as follows:

                                            1996              1995
                                         -----------      ------------

Current assets . . . . . . . . . .      $ 12,006,191        10,073,925
Current liabilities. . . . . . . .       (93,167,248)      (90,693,683)
                                        ------------      ------------
    Working capital. . . . . . . .       (81,161,057)      (80,619,758)
                                        ------------      ------------




                                            1996              1995
                                         -----------      ------------
Deferred expenses and accrued
 rents receivable. . . . . . . . .         2,227,784         2,193,737
Ventures partners' (equity)
 deficit . . . . . . . . . . . . .         2,602,219       (18,749,959)
Investment properties, net . . . .       127,144,504       184,112,280
Other liabilities. . . . . . . . .          (192,852)         (230,522)
Long-term debt . . . . . . . . . .       (60,000,000)      (90,256,644)
                                        ------------      ------------
    Partnership's capital
     (deficit) . . . . . . . . . .      $ (9,379,402)       (3,550,866)
                                        ============      ============
Represented by:
  Invested capital . . . . . . . .      $ 58,008,483        58,008,483
  Cumulative cash distributions. .       (27,179,568)      (21,783,531)
  Cumulative losses. . . . . . . .       (40,208,317)      (39,775,818)
                                        ------------      ------------
                                        $ (9,379,402)       (3,550,866)
                                        ============      ============
Total income . . . . . . . . . . .      $ 26,526,465        32,780,960
Expenses applicable to
  operating loss . . . . . . . . .        47,299,819        37,312,297
                                        ------------      ------------
Net operating loss . . . . . . . .       (20,773,354)       (4,531,337)
Gain on sale or disposition
  of investment in uncon-
  solidated ventures . . . . . . .        15,258,640         1,713,501
                                        ------------      ------------
    Net earnings (loss) income . .      $ (5,514,714)       (2,817,836)
                                        ============      ============
Partnership's share of
  earnings (loss) income . . . . .      $   (432,499)          (14,545)
                                        ============      ============


     Additionally, for the year ended December 31, 1994, total income was $61,459,559, expenses applicable to operating loss were $103,034,572, the gain on sale on investment in unconsolidated ventures was $52,412,102 and the net earnings was $10,837,089 for the unconsolidated ventures listed above.






                                                                                               SCHEDULE III
                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                               CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                 DECEMBER 31, 1996






                                                               COST
                                                            CAPITALIZED
                                    INITIAL COST TO         SUBSEQUENT          GROSS AMOUNT AT WHICH CARRIED
                                    PARTNERSHIP (A)       TO ACQUISITION            AT CLOSE OF PERIOD (B)
                               -------------------------  --------------   --------------------------------------
                                             BUILDINGS         LAND,                    BUILDINGS
                                               AND         BUILDINGS AND                   AND
                ENCUMBRANCE      LAND       IMPROVEMENTS   IMPROVEMENTS       LAND     IMPROVEMENTS     TOTAL (D)
                -----------   -----------   ------------  --------------   ----------  ------------   -----------
SHOPPING
 CENTER:
Palm Desert
 Town Center
 Palm Desert
 (Palm Springs),
 California . . $41,079,673        -- (C)     59,184,329         919,199       --        60,103,528    60,103,528
                ===========    ==========     ==========         =======   ==========    ==========    ==========





                                                                                  SCHEDULE III - CONTINUED
                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                               CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                 DECEMBER 31, 1996





                                                                                 LIVES ON WHICH
                                                                                  DEPRECIATION
                                                                                   IN LATEST
                                                                                    INCOME             1996
                             ACCUMULATED             DATE OF          DATE        STATEMENT IS      REAL ESTATE
                            DEPRECIATION(E)       CONSTRUCTION      ACQUIRED       COMPUTED            TAXES
                           ----------------       ------------     ----------   ---------------     -----------
SHOPPING CENTER:
 Palm Desert Town
  Center
  Palm Desert
  (Palm Springs),
  California . . . . . . .       16,031,335          1983            12/23/88        5-30 YEARS         732,781
                                 ==========                                                             =======

Notes:
    (A)    The initial cost to the Partnership represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

    (B)    The aggregate cost of real estate owned at December 31, 1996 for Federal income tax purposes was
$59,924,556.

    (C)    Property operated under ground lease; see the Notes.





                                                                                     SCHEDULE III - CONTINUED
                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                               CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                 DECEMBER 31, 1996


    (D)    Reconciliation of real estate owned:
                                                                1996              1995               1994
                                                            ------------      ------------       -----------
           Balance at beginning of period. . . . . . . .     $60,100,323        60,061,137        60,060,557
           Additions during period . . . . . . . . . . .           3,205            39,186             --
           Sale of investment property . . . . . . . . .           --                --                  580
                                                             -----------       -----------       -----------
           Balance at end of period. . . . . . . . . . .     $60,103,528        60,100,323        60,061,137
                                                             ===========       ===========       ===========


    (E)    Reconciliation of accumulated depreciation:

           Balance at beginning of period. . . . . . . .     $14,023,956        12,018,826        10,011,970
           Depreciation expense. . . . . . . . . . . . .       2,007,379         2,005,130         2,006,856
           Sale of investment property . . . . . . . . .           --                --                --
                                                             -----------       -----------       -----------

           Balance at end of period. . . . . . . . . . .     $16,031,335        14,023,956        12,018,826
                                                             ===========       ===========       ===========














                       INDEPENDENT AUDITORS' REPORT



The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XVI:

     We have audited the financial statements of 260 Franklin Street Associates, an unconsolidated joint venture of Carlyle Real Estate Limited Partnership-XVI as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 260 Franklin Street Associates, an unconsolidated joint venture of Carlyle Real Estate Limited Partnership-XVI at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The accompanying financial statements and financial statement schedule have been prepared assuming that the 260 Franklin Street Associates Venture ("Venture") will continue as going concern. As discussed in the Partnership's Notes to Consolidated Financial Statements, incorporated by reference in the Notes of the Venture's financial statements, the 260 Franklin Street Building is expected to operate at a deficit for 1996 and several years thereafter. In addition, the mortgage loan matured January 1, 1997. The Venture is attempting to extend the loan, but there can be no assurance that such efforts will be successful. If the Venture is unable to extend the mortgage loan, the venture partners may decide not to commit additional funds to the property. This may result in the Venture no longer having an ownership interest in the property. These circumstances raise substantial doubt about the Venture's ability to retain its ownership interest in the 260 Franklin Street Building and continue as a going concern. The venture partners' plans with regard to this matter are also described in the Notes of the Partnership's Notes to Consolidated Financial Statements. The accompanying financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.



                                                            /continued










     As discussed in the Notes to the financial statements, in 1996, 260 Franklin Street Associates changed its method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.






                                              KPMG PEAT MARWICK LLP



Chicago, Illinois
March 21, 1997




                                          260 FRANKLIN STREET ASSOCIATES

                                                  BALANCE SHEETS

                                            DECEMBER 31, 1996 AND 1995


                                                      ASSETS
                                                      ------

                                                                                1996              1995
                                                                            ------------      ------------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .    $    519,844           212,769
  Rents and other receivables. . . . . . . . . . . . . . . . . . . . . .         158,980           117,595
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .          27,547            27,547
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,428,694         4,991,910
                                                                            ------------      ------------

          Total current assets . . . . . . . . . . . . . . . . . . . . .       3,135,065         5,349,821
                                                                            ------------      ------------

Investment property, at cost - Schedule III:
  Land and leasehold interests . . . . . . . . . . . . . . . . . . . . .       5,501,887         6,662,200
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . .      75,941,178        85,304,098
                                                                            ------------      ------------

                                                                              81,443,065        91,966,298
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . .      31,766,188        29,218,490
                                                                            ------------      ------------

          Total investment property,
            net of accumulated depreciation. . . . . . . . . . . . . . .      49,676,877        62,747,808
                                                                            ------------      ------------

Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .         588,022           906,207
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . .         901,463           340,115
                                                                            ------------      ------------

                                                                            $ 54,301,427        69,343,951
                                                                            ============      ============





                                          260 FRANKLIN STREET ASSOCIATES

                                            BALANCE SHEETS - CONTINUED


                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                               -----------------------------------------------------

                                                                                1996              1995
                                                                            ------------      ------------
Current liabilities:
  Current portion of long-term debt, including accrued interest. . . . .    $ 89,870,355        87,623,625
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .         386,429           344,179
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --               19,984
  Amounts due to affiliates. . . . . . . . . . . . . . . . . . . . . . .       1,829,300         2,179,300
                                                                            ------------      ------------
          Total current liabilities. . . . . . . . . . . . . . . . . . .      92,086,084        90,167,088

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . .          57,721            62,585
                                                                            ------------      ------------
Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . .      92,143,805        90,229,673

Partners' capital accounts (deficits):
  Carlyle-XVI:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . .      14,260,140        14,260,140
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . .     (23,222,453)      (18,135,456)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . .      (2,379,238)       (2,379,238)
                                                                            ------------      ------------
                                                                             (11,341,551)       (6,254,554)
                                                                            ------------      ------------
  Venture Partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . .      32,401,274        32,401,274
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . .     (53,280,547)      (41,410,888)
    Cumulative distributions . . . . . . . . . . . . . . . . . . . . . .      (5,621,554)       (5,621,554)
                                                                            ------------      ------------
                                                                             (26,500,827)      (14,631,168)
                                                                            ------------      ------------
          Total partners' capital accounts (deficits). . . . . . . . . .     (37,842,378)      (20,885,722)
                                                                            ------------      ------------
                                                                            $ 54,301,427        69,343,951
                                                                            ============      ============




                                  See accompanying notes to financial statements.




                                          260 FRANKLIN STREET ASSOCIATES

                                             STATEMENTS OF OPERATIONS

                                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                               1996             1995               1994
                                                            -----------      -----------       -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . .     $ 10,134,809       10,951,926        11,387,175
  Interest income. . . . . . . . . . . . . . . . . . .          235,499          337,967           180,353
                                                           ------------      -----------       -----------
                                                             10,370,308       11,289,893        11,567,528
                                                           ------------      -----------       -----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . .        8,238,011        8,238,011         8,238,012
  Depreciation . . . . . . . . . . . . . . . . . . . .        2,547,698        2,840,885         2,838,252
  Property operating expenses. . . . . . . . . . . . .        5,137,205        5,120,754         5,068,653
  Professional services. . . . . . . . . . . . . . . .           34,556           21,706            25,043
  Amortization of deferred expenses. . . . . . . . . .          224,048          262,297           241,574
  Provision for value impairment . . . . . . . . . . .       11,145,446            --                --
                                                           ------------      -----------       -----------
                                                             27,326,964       16,483,653        16,411,534
                                                           ------------      -----------       -----------

          Net earnings (loss). . . . . . . . . . . . .     $(16,956,656)      (5,193,760)       (4,844,006)
                                                           ============      ===========       ===========















                                  See accompanying notes to financial statements.




                                          260 FRANKLIN STREET ASSOCIATES

                                STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                                                     VENTURE
                                                                CARLYLE-XVI          PARTNER          TOTAL
                                                                ------------      ------------     ------------

Balance (deficit) at December 31, 1993 . . . . . . . . . .       $(3,333,225)       (7,814,731)     (11,147,956)

Capital contributions  . . . . . . . . . . . . . . . . . .            45,000           210,000          255,000
Cash distributions . . . . . . . . . . . . . . . . . . . .             --                --               --
Net operating earnings (loss). . . . . . . . . . . . . . .        (1,453,201)       (3,390,805)      (4,844,006)
                                                                ------------       -----------      -----------

Balance (deficit) at December 31, 1994 . . . . . . . . . .        (4,741,426)      (10,995,536)     (15,736,962)

Capital contributions  . . . . . . . . . . . . . . . . . .            45,000             --              45,000
Cash distributions . . . . . . . . . . . . . . . . . . . .             --                --               --
Net operating earnings (loss). . . . . . . . . . . . . . .        (1,558,128)       (3,635,632)      (5,193,760)
                                                                ------------       -----------      -----------

Balance (deficit) at December 31, 1995 . . . . . . . . . .        (6,254,554)      (14,631,168)     (20,885,722)

Capital contributions  . . . . . . . . . . . . . . . . . .             --                --               --
Cash distributions . . . . . . . . . . . . . . . . . . . .             --                --               --
Net operating earnings (loss). . . . . . . . . . . . . . .        (5,086,997)      (11,869,659)     (16,956,656)
                                                                ------------       -----------      -----------

Balance (deficit) at December 31, 1996 . . . . . . . . . .      $(11,341,551)      (26,500,827)     (37,842,378)
                                                                ============       ===========      ===========








                                  See accompanying notes to financial statements.




                                          260 FRANKLIN STREET ASSOCIATES

                                             STATEMENTS OF CASH FLOWS

                                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                               1996              1995              1994
                                                           ------------      -----------       -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . .     $(16,956,656)      (5,193,760)       (4,844,006)
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . .        2,547,698        2,840,885         2,838,252
    Amortization of deferred expenses. . . . . . . . .          224,048          262,297           241,574
    Long-term debt-deferred accrued interest . . . . .        2,246,730        2,246,730         1,747,457
    Accrued rents receivable . . . . . . . . . . . . .         (620,584)        (259,071)          344,433
    Provision for value impairment . . . . . . . . . .       11,145,446            --                --
Changes in:
  Rents and other receivables. . . . . . . . . . . . .          (41,385)         (40,510)          (12,148)
  Prepaid expenses . . . . . . . . . . . . . . . . . .            --               --                  672
  Escrow deposits. . . . . . . . . . . . . . . . . . .        2,563,216          217,372          (317,786)
  Accounts payable . . . . . . . . . . . . . . . . . .           42,250          185,514           (23,098)
  Unearned rents . . . . . . . . . . . . . . . . . . .          (19,984)         (25,824)           45,808
  Tenant security deposits . . . . . . . . . . . . . .           (4,864)           --              (13,029)
  Amounts due to affiliates. . . . . . . . . . . . . .         (350,000)         422,979          (359,862)
                                                           ------------     ------------      ------------
          Net cash provided by (used in)
            operating activities . . . . . . . . . . .          775,915          656,612          (351,733)
                                                           ------------     ------------      ------------
Cash flows from investing activities:
  Additions to investment properties . . . . . . . . .         (405,149)         (68,670)         (122,073)
  Payment of deferred expenses . . . . . . . . . . . .          (63,691)        (570,627)         (193,007)
                                                           ------------     ------------      ------------
          Net cash used in investing activities. . . .         (468,840)        (639,297)         (315,080)
                                                           ------------     ------------      ------------





                                          260 FRANKLIN STREET ASSOCIATES

                                       STATEMENTS OF CASH FLOWS - CONTINUED



                                                               1996              1995              1994
                                                          -------------      -----------       -----------

Cash flows from financing activities:
  Cash contributions from Partnership. . . . . . . . .            --              45,000            45,000
  Cash contributions from venture partners . . . . . .            --               --              210,000
                                                          -------------     ------------      ------------
          Net cash provided by (used in)
            financing activities . . . . . . . . . . .            --              45,000           255,000
                                                          -------------     ------------      ------------

          Net increase (decrease) in cash  . . . . . .          307,075           62,315          (411,813)
          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . .          212,769          150,454           562,267
                                                          -------------     ------------      ------------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . . . .    $     519,844          212,769           150,454
                                                          =============     ============      ============

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . .    $   5,991,281        5,991,281         5,991,281
                                                          =============     ============      ============

Non Cash investing and financing activities. . . . . .    $       --               --                --
                                                          =============     ============      ============
















                                  See accompanying notes to financial statements.




                      260 FRANKLIN STREET ASSOCIATES

                       NOTES TO FINANCIAL STATEMENTS

                     DECEMBER 31, 1996, 1995 AND 1994



OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

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

     As 260 Franklin's accounting policies are the same as those of the Partnership, reference is made to the Notes to Consolidated Financial Statements of the Partnership filed with this annual report. Such Notes are incorporated herein by reference.

     260 Franklin recorded a provision for value impairment of $11,145,446 as of January 1, 1996, of which the Partnership's share is approximately $3,343,634, to reflect the then estimated fair value of the property based upon the use of an appropriate capitalization rate on the property's net operating income.


VENTURE AGREEMENT

     A description of the venture agreement is contained in the Notes to Consolidated Financial Statements of the Partnership. Such note is hereby incorporated herein by reference.






LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1996 and 1995:

                                               1996              1995
                                           ------------      ------------

11.0% per annum mortgage note in
 default; secured by the 260 Franklin
 Street Building; monthly payments of interest
 only (8% per annum) of $499,273
 from February 1, 1992 through
 December 1, 1995, with the unpaid
 balance of principal of $74,891,013
 plus accrued unpaid interest due on
 January 1, 1997.  Additional interest
 payable upon maturity to provide
 an 11% per annum return to lender
 and 60% of the greater of net sales
 or refinancing proceeds or the
 net appraised value, as defined.
 Reference is made to the Notes
 to Consolidated Financial State-
 ments of the Partnership. . . . . .        $89,870,355        87,623,625
                                            -----------      ------------

          Total debt . . . . . . . .         89,870,355        87,623,625
          Less current portion
            of long-term debt. . . .         89,870,355        87,623,625
                                            -----------      ------------

          Total long-term debt . . .        $     --                --
                                            ===========      ============

     Included in the above debt is $14,979,342 and $12,732,612 for 1996 and 1995, respectively, which represents mortgage interest accrued pursuant to the terms of the 260 Franklin mortgage note.


LEASES - AS PROPERTY LESSOR

     At December 31, 1996, 260 Franklin's primary leased asset was an office building. 260 Franklin has determined that all leases relating to the property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding cost of land, is depreciated over the estimated useful lives. Leases range in term from one to 25 years and provide for fixed minimum rent and partial to full reimbursement of operating costs.

     Minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance), to be received in the future under the above operating commercial lease agreements, are as follows:

                    1997 . . . . . . . . . .      $ 8,492,636
                    1998 . . . . . . . . . .        8,533,871
                    1999 . . . . . . . . . .        8,272,376
                    2000 . . . . . . . . . .        7,597,027
                    2001 . . . . . . . . . .        5,937,884
                    Thereafter . . . . . . .       19,337,422
                                                  -----------
                                                  $58,171,216
                                                  ===========






TRANSACTIONS WITH AFFILIATES

     During 1994 and 1993, an affiliate of the Corporate General Partner provided management and leasing services. In December 1994, the affiliate sold substantially all of its assets and assigned its interest in its management contracts, including the one for 260 Franklin Street building, to an unaffiliated third party. (See the Notes to Consolidated Financial Statements of the Partnership). In connection with such sale, JMB guaranteed payment to the unaffiliated third party of the property management and leasing fees for the 260 Franklin Street building.
Beginning in January 1996, the unaffiliated property manager is being paid management and leasing fees by the property. As a result of the affiliate's payment of management fees for 1995 to the unaffiliated third party manager pursuant to the guarantee, the amount of such management fees is reflected as payable to an affiliate in the accompanying financial statements. In 1995, pursuant to the terms of the loan modification for 260 Franklin, cash flow from the property in an amount equal to all management fees and leasing fees were escrowed by 260 Franklin and are reported as escrow deposits in the accompanying financial statements. Such affiliate is entitled to property management fees of $331,811 and $320,385 in 1995 and 1994, respectively. Such affiliate also is entitled to leasing fees of none and $100,855 for 1995 and 1994, respectively. As of December 31, 1996, $1,510,132 of management and leasing fees were unpaid. Remaining amounts due to affiliates at December 31, 1996 represents advances from Carlyle Real Estate Limited Partnership-XV and the Partnership of $118,686 and $200,482, respectively, which can be repaid pursuant to the reserve escrow agreement.






                                                                                                    SCHEDULE III

                                            260 FRANKLIN STREET ASSOCIATES

                                       REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                   DECEMBER 31, 1996



                                                       COST
                                                    CAPITALIZED
                            INITIAL COST TO        SUBSEQUENT TO                     GROSS AMOUNT AT WHICH CARRIED
                        UNCONSOLIDATED VENTURES(A)  ACQUISITION                         AT CLOSE OF PERIOD (B)
                        --------------------------   -----------               --------------------------------------
                           LAND        BUILDINGS     BUILDINGS      PROVISION    LAND AND     BUILDINGS
                          LEASEHOLD       AND           AND         FOR VALUE    LEASEHOLD       AND
             ENCUMBRANCE  INTERESTS   IMPROVEMENTS  IMPROVEMENTS IMPAIRMENT(C)   INTEREST    IMPROVEMENTS    TOTAL (D)
             -----------  ----------  ------------  ------------    ----------  -----------  ------------  -----------
OFFICE
 BUILDING:
Boston,
 Massachu-
 setts . . . .$89,870,355  8,169,209    97,607,593     3,932,443    28,266,180    5,501,887    75,941,178   81,443,065
             ===========   =========    ==========     =========    ==========    =========    ==========   ==========






                                                                                     SCHEDULE III - CONTINUED

                                          260 FRANKLIN STREET ASSOCIATES

                                     REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                 DECEMBER 31, 1996


                                                                                    LIFE ON WHICH
                                                                                    DEPRECIATION
                                                                                     IN LATEST
                                                                                    STATEMENT OF         1996
                               ACCUMULATED              DATE OF         DATE         OPERATIONS       REAL ESTATE
                              DEPRECIATION(E)        CONSTRUCTION     ACQUIRED      IS COMPUTED          TAXES
                             ----------------        ------------    ----------   ---------------     -----------
OFFICE BUILDINGS:
Boston, Massachusetts. . . .      $31,766,188            1985          05/21/86        5-30 years       2,105,490
                                  ===========                                                          ==========

-----------------
Notes:
    (A)    The initial cost represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
    (B)    The aggregate cost of real estate owned at December 31, 1996 for Federal income tax purposes was approximately $108,100,000.
    (C)    In 1996 and 1990, 260 Franklin recorded provisions for value impairment of $11,145,466 and $17,120,734, respectively.





                                                                                     SCHEDULE III - CONTINUED


                                          260 FRANKLIN STREET ASSOCIATES

                                     REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                 DECEMBER 31, 1996



    (D)    Reconciliation of real estate owned as of December 31, 1996, 1995 and 1994:

                                                                     1996             1995              1994
                                                                ------------       -----------      -----------
      Balance at beginning of period . . . . . . . . . . .      $ 91,966,298        91,897,628       91,775,556
      Additions during period. . . . . . . . . . . . . . .           405,149            68,670          122,072
      Provision for value impairment . . . . . . . . . . .       (10,928,382)            --               --
                                                                ------------      ------------     ------------

      Balance at end of period . . . . . . . . . . . . . .      $ 81,443,065        91,966,298       91,897,628
                                                                ============      ============     ============

    (E)    Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . . . . . .      $ 29,218,490        26,377,605       23,539,353
      Depreciation expense . . . . . . . . . . . . . . . .         2,547,698         2,840,885        2,838,252
                                                                ------------      ------------     ------------

      Balance at end of period . . . . . . . . . . . . . .      $ 31,766,188        29,218,490       26,377,605
                                                                ============      ============     ============





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with the accountants during fiscal years 1995 and 1996.



                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB has responsibility for all aspects of the Partnership's operations subject to the requirement that purchases and sales of real property must be approved by the Associate General Partner of the Partnership, ABPP Associates, L.P. ABPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner, shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any purchase or sale of real property (or any interest therein) of the Partnership.

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

     The names, positions held and length of service therein of each director, the executive officers and certain other officers of the Corporate General Partner are as follows:





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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 7, 1997. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 7, 1997. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships.

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

("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-VII, Carlyle-IX, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG. Certain of such officers are also officers and the sole director of Carlyle Advisors, Inc., the general partner of JMB/125.




     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 59) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 59) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 58) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 55) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 63) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 50) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. He is also a director of USC, Inc. as well as a director of a number of investment companies advised or managed by T. Rowe Price Associates with its affiliates. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 47) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 49) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 44) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 48) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 61) has been associated with JMB since March, 1973. He is a Certified Public Accountant.


ITEM 11.  EXECUTIVE COMPENSATION

     Officers and directors of the Corporate General Partner receive no direct remuneration in such capacities from the Partnership. The
Partnership is required to pay a management fee to the Corporate General




Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses. Reference is made to the Notes for a description of such distributions and allocations. In 1996, the General Partners received $38,009 of distributions and the Corporate General Partner received management fees of $63,349. The General Partners received a share of Partnership income for tax purposes aggregating $276,297 in 1996.

     The Partnership is permitted to engage in various transactions involving the General Partners and their affiliates, certain of which may involve conflicts of interest, as discussed in Item 10 above. The relationship of the Partnership to the Corporate General Partner (and its directors and officers) and its affiliates is set forth above in Item 10.

     An affiliate of the Corporate General Partner provided property management and services for the 260 Franklin Street Building in Boston, Massachusetts in 1994 and prior years. As required by the terms of a modification for the mortgage loan secured by the 260 Franklin Street Building, property management and leasing fees payable to the affiliate since January 1992 have been escrowed. Pursuant to the affiliate selling its interest in the management contracts at the 260 Franklin Street Building, JMB guaranteed payment of the management fees to the unaffiliated third party in 1995. Beginning in January 1996, the unaffiliated property manager is being paid management fees by the property. As a result of the affiliate paying the management fees to the unaffiliated third party manager, the affiliate is entitled to reimbursement of prior year fees of $331,811. As of December 31, 1996, $1,510,132 of property management and leasing fees were unpaid. Such amount does not bear interest.

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

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1996 aggregating $28,153 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses, salaries, administrative, legal and accounting services relating to the administration of the Partnership and the acquisition and operation of the Partnership's real property investments. Such costs for 1996 were $32,391 of which $8,462 was unpaid as of December 31, 1996. Reference is made to the Notes.






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

     (b) The Corporate General Partner, its officers and directors and the Associate General Partner own the following Interests of the Partnership:


                                    NAME OF                                AMOUNT AND NATURE
                                    BENEFICIAL                             OF BENEFICIAL        PERCENT
TITLE OF CLASS                      OWNER                                  OWNERSHIP            OF CLASS
--------------                      ----------                             -----------------    --------
Limited Partnership                 JMB Realty Corporation                 5 Interests (1)      Less than 1%
Interests (and Assignee                                                    indirectly
Interests therein)

Limited Partnership                 Corporate General Partner,             5 Interests (1)      Less than 1%
Interests (and Assignee             its officers and                       indirectly
Interests therein)                  directors and the
                                    Associate General
                                    Partner as a group
-----------------

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

                  4-C.   Documents relating to the third mortgage
modification and extension agreement secured by the 260 Franklin Street Building dated December 4, 1996 are filed herewith.

                  4-D.   First Amendment to Loan Documents relating to the
mortgage loan secured by Dunwoody Crossing Apartments (Phases I and III) is hereby incorporated by reference to the Partnership's Form 10-Q for September 30, 1994 (File No. 0-16516) dated November 10, 1994.

                  4-E.   Documents relating to the modification of the
mortgage loan secured by Dunwoody Crossing Apartments (Phases I and III) are hereby incorporated by reference to the Partnership's Form 10-K for December 31, 1994 (File No. 0-16516) dated March 27, 1995.

                  4-F.   Forbearance agreement relating to the
modification of the mortgage loan secured by NewPark Mall dated October, 1995 is hereby incorporated by reference to the Partnership's Report on Form 10-Q for September 30, 1995 (File No. 0-16516) dated November 9, 1995.

                  4-G.   Documents relating to the Promissory Note secured
by NewPark Mall dated December 19, 1995 are hereby incorporated by reference to the Partnership's Report on Form 10-K for December 31, 1995 (File No. 0-16516) dated March 25, 1996.




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

                  10-E. Acquisition documents relating to the acquisition by the Partnership of an interest in the Palm Desert Town Center in Palm Desert, California, dated December 23, 1988 are hereby incorporated by reference to Exhibit 1 to the Partnership's Report on Form 8-K (File No. 0-16516) dated January 6, 1989.

                  10-F. Documents relating to the assignment of JMB/125's interest in 125 Broad Street Company are hereby incorporated by reference to the Partnership's Report on Form 10-K for December 31, 1994 (File No. 0-16516) dated March 27, 1995.

                  10-G. Modification to Reserve Escrow Agreement relating to the 260 Franklin Street Building is hereby incorporated by reference to the Partnership's Report on Form 10-Q for March 31, 1995 (File No. 0-16516) dated May 11, 1995.

                  10-H. Modification to Reserve Escrow Agreement relating to the 260 Franklin Street Building dated December 4, 1996 are filed herewith.

                  10-I. Sale documents relating to the contract for sale between VNE Partners, L.P. and Post Apartment Homes, L.P. dated May 7, 1996 regarding the sale of the Partnership's interest in the Dunwoody Crossing Apartments are hereby incorporated by reference to the Partnership's Report on Form 10-Q for June 30, 1996 (File No. 0-16516) dated August 9, 1996.

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

            ---------------------

                 * FILED ON PAPER IN ACCORDANCE WITH RULE 201 OF REGULATION S-T, THIS THIRD MORTGAGE MODIFICATION AND EXTENSION AGREEMENT SECURED BY THE 260 FRANKLIN STREET BUILDING IS BEING FILED IN PAPER PURSUANT TO A TEMPORARY HARDSHIP EXEMPTION.

       (b) No reports on Form 8-K were required or filed since the beginning of the last quarter of the period covered by this report.

     No annual report or proxy material for the fiscal year 1996 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.





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

              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI

              By:     JMB Realty Corporation
                      Corporate General Partner


                      GAILEN J. HULL
              By:     Gailen J. Hull
                      Senior Vice President
              Date:   March 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              By:     JMB Realty Corporation
                      Corporate General Partner

                      JUDD D. MALKIN*
              By:     Judd D. Malkin, Chairman and
                      Chief Financial Officer
              Date:   March 21, 1997

                      NEIL G. BLUHM*
              By:     Neil G. Bluhm, President and Director
              Date:   March 21, 1997

                      H. RIGEL BARBER*
              By:     H. Rigel Barber, Chief Executive Officer
              Date:   March 21, 1997

                      GLENN E. EMIG*
              By:     Glenn E. Emig, Chief Operating Officer
              Date:   March 21, 1997


                      GAILEN J. HULL
              By:     Gailen J. Hull, Senior Vice President
                      Principal Accounting Officer
              Date:   March 21, 1997

                      A. LEE SACKS*
              By:     A. Lee Sacks, Director
              Date:   March 21, 1997

                      STUART C. NATHAN*
              By:     Stuart C. Nathan, Executive Vice President
                        and Director
              Date:   March 21, 1997

              *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                      GAILEN J. HULL
              By:     Gailen J. Hull, Attorney-in-Fact
              Date:   March 21, 1997




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


                                          DOCUMENT
EXHIBIT                                   INCORPORATED    SEQUENTIALLY
NO.      EXHIBIT                          BY REFERENCE    NUMBERED PAGE
-------  -------                          ------------    -------------

  3.     Amended and Restated Agree-
         ment of Limited Partnership
         of the Partnership                     Yes

  4-A.   Assignment Agreement                   Yes

  4-B.   Documents relating to the
         loan modification of the
         mortgage loan secured by the
         260 Franklin Street Office
         Building                               Yes

  4-C.*  Documents relating to the
         third mortgage modification and
         extension agreement secured
         by the 260 Franklin Street
         Building                               No

  4-D.   First Amendment to Loan
         Documents relating to the
         mortgage loan secured by
         Dunwoody Crossing Apartments
         (Phases I and III)                     Yes

  4-E.   Documents relating to the
         modification of the mortgage
         loan secured by Dunwoody
         Crossing Apartments (Phases I
         and III)                               Yes

  4-F.   Forbearance agreement relating to
         the modification of the mortgage
         loan secured by New Park Mall          Yes

  4-G.   Documents relating to the Promissory
         Note secured by New Park Mall          Yes

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

10-F.    Documents relating to the
         assignment of JMB/125's interest
         in 125 Broad Street Company            Yes

10-G.    Modification to Reserve
         Escrow Agreement relating to
         the 260 Franklin Street
         Building                               Yes

10-H.*   Modification to Reserve
         Escrow Agreement dated
         December 4, 1996, relating
         to the 260 Franklin Street
         Building                                No

10-I     Sale documents relating to the
         contract for sale between VNE
         Partners, L.P. and Post
         Apartment Homes, L.P. regarding
         the sale of the Partnership's
         interest in the Dunwoody
         Crossing Apartments                    Yes

 21.     List of Subsidiaries                    No

 24.     Powers of Attorney                      No

 27.     Financial Data Schedule                 No


     ---------------------
     *   FILED ON PAPER IN ACCORDANCE WITH RULE 201 OF REGULATION S-T,
THIS THIRD MORTGAGE MODIFICATION AND EXTENSION AGREEMENT SECURED BY THE 260 FRANKLIN STREET BUILDING IS BEING FILED IN PAPER PURSUANT TO A TEMPORARY HARDSHIP EXEMPTION.