Form 10-K405/A
period 1996-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XVI
filed 1997-04-08
CIK 789950

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549



                              FORM 10-K405\A

                              AMENDMENT NO. 1



             Filed pursuant to Section 12, 13, or 15(d) of the
                      Securities Exchange Act of 1934



               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
          (Exact name of registrant as specified in its charter)



     The undersigned registrant hereby amends the following sections of its Report for December 31, 1996 on Form 10-K405 as set forth in the pages attached hereto:

                                  PART IV
            ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                          AND REPORTS ON FORM 8-K

                            Pages 71 through 73


                    EXHIBIT INDEX AND EXHIBITS THERETO


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XVI

                        BY:   JMB Realty Corporation
                              (Corporate General Partner)




                        By:   GAILEN J. HULL
                              Gailen J. Hull
                              Senior Vice President






Dated:  April 8, 1997




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

                                    71




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




                                    72




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

























































                                    73




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

10-F.    Documents relating to the
         assignment of JMB/125's interest
         in 125 Broad Street Company            Yes

10-G.    Modification to Reserve
         Escrow Agreement relating to
         the 260 Franklin Street
         Building                               Yes

10-H.    Modification to Reserve
         Escrow Agreement dated
         December 4, 1996, relating
         to the 260 Franklin Street
         Building                                No

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