Form 10-Q
period 1997-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XVI
filed 1997-05-15
CIK 789950

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 1997  Commission file number 0-16516




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . .      3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . .     13


PART II    OTHER INFORMATION


Item 3.    Defaults Upon Senior Securities. . . . . . . . .     15

Item 5.    Other Information. . . . . . . . . . . . . . . .     16

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . .     17

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XVI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                        CONSOLIDATED BALANCE SHEETS

                                   MARCH 31, 1997 AND DECEMBER 31, 1996

                                                (UNAUDITED)

                                                  ASSETS
                                                  ------


                                                                            MARCH 31,     DECEMBER 31,
                                                                               1997          1996
                                                                          -------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $ 15,009,912     14,791,381
  Interest, rents and other receivables, net of allowances for doubtful accounts of approximately $911,518 and $939,124 at
   March 31, 1997 and December 31, 1996, respectively . . . . . . . .           171,443        286,024
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . .            55,464        132,414
                                                                           ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . .        15,236,819     15,209,819
                                                                           ------------   ------------
Investment properties, at cost:
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . .        60,152,439     60,103,528
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . .        16,533,262     16,031,335
                                                                           ------------   ------------
        Total investment properties, net of accumulated depreciation.        43,619,177     44,072,193
Investment in unconsolidated ventures, at equity. . . . . . . . . . .         2,087,840      1,962,277
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .           563,906        567,296
Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .           121,311        171,623
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .         2,608,463      2,535,978
                                                                           ------------   ------------
                                                                           $ 64,237,516     64,519,186
                                                                           ============   ============




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XVI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES
                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------
                                                                            MARCH 31,     DECEMBER 31,
                                                                              1997           1996
                                                                          -------------   ------------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $    417,984        405,690
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .           832,965        735,053
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .             --           168,611
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .           413,884        414,854
                                                                           ------------   ------------
          Total current liabilities . . . . . . . . . . . . . . . . .         1,664,833      1,724,208
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .            54,518         66,518
Ground rent payable . . . . . . . . . . . . . . . . . . . . . . . . .         1,304,233      1,267,991
Investment in unconsolidated ventures, at equity. . . . . . . . . . .        11,729,732     11,341,551
Long-term debt, less current portion. . . . . . . . . . . . . . . . .        40,970,452     41,079,673
                                                                           ------------   ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .        55,723,768     55,479,941

Venture partners' subordinated equity in ventures . . . . . . . . . .         3,654,174      3,740,111
Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .            20,000         20,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .        (3,393,591)    (3,373,900)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (1,432,178)    (1,432,178)
                                                                           ------------   ------------
                                                                             (4,805,769)    (4,786,078)
                                                                           ------------   ------------
  Limited partners:
    Capital contributions, net of offering
      costs and purchase discounts. . . . . . . . . . . . . . . . . .       120,541,353    120,541,353
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (60,317,310)   (59,897,441)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (50,558,700)   (50,558,700)
                                                                           ------------   ------------
                                                                              9,665,343     10,085,212
                                                                           ------------   ------------
        Total partners' capital accounts. . . . . . . . . . . . . . .         4,859,574      5,299,134
                                                                           ------------   ------------
                                                                           $ 64,237,516     64,519,186
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                (UNAUDITED)


                                                                                1997            1996
                                                                            ------------    -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,657,889      2,717,809
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      171,913        234,113
                                                                             -----------     ----------
                                                                               2,829,802      2,951,922
                                                                             -----------     ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . . . .    1,242,629      1,253,647
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      501,927        501,827
  Property operating expenses . . . . . . . . . . . . . . . . . . . . . . .    1,133,918      1,269,194
  Professional services . . . . . . . . . . . . . . . . . . . . . . . . . .       68,989         88,156
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . .       33,710         28,253
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . .      111,507        128,301
                                                                             -----------     ----------
                                                                               3,092,680      3,269,378
                                                                             -----------     ----------
        Operating earnings (loss) . . . . . . . . . . . . . . . . . . . . .     (262,878)      (317,456)
Partnership's share of earnings (loss)
  from operations of unconsolidated
  ventures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (332,908)    (3,585,295)
Venture partners' share of ventures'
  operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       85,936        107,082
                                                                             -----------     ----------
        Net operating earnings (loss) . . . . . . . . . . . . . . . . . . .     (509,850)    (3,795,669)
Gain on sale of Partnership's investments
  in unconsolidated ventures. . . . . . . . . . . . . . . . . . . . . . . .       70,290         97,158
                                                                             -----------     ----------
        Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . .  $  (439,560)    (3,698,511)
                                                                             ===========     ==========




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                                                1997            1996
                                                                            ------------    -----------
        Net earnings (loss) per limited
         partnership interest:
           Net operating earnings (loss). . . . . . . . . . . . . . . . . .  $     (3.49)        (25.96)
           Gain on sale of Partnership's
            investments in unconsolidated
            ventures. . . . . . . . . . . . . . . . . . . . . . . . . . . .          .50            .69
                                                                             -----------     ----------

                                                                             $     (2.99)        (25.27)
                                                                             ===========     ==========

        Cash distributions per limited partnership. . . . . . . . . . . . .  $     --             --
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                (UNAUDITED)

                                                                                1997            1996
                                                                            ------------   ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (439,560)    (3,698,511)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      501,927        501,827
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       33,710         28,253
    Partnership's share of (earnings) loss from operations of
      unconsolidated ventures, net of distributions . . . . . . . . . . . .      332,908      3,585,295
    Venture partners' share of ventures' operations . . . . . . . . . . . .      (85,936)      (107,082)
    Gain on sale of Partnership's investments in
      unconsolidated ventures . . . . . . . . . . . . . . . . . . . . . . .      (70,290)       (97,158)
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .      114,581         17,258
    Other prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . .       76,950         59,606
    Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       50,312         20,336
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .      (72,485)       (52,098)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       97,912        261,251
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (168,611)         --
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (970)        (1,512)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .      (12,000)         8,001
    Ground rent payable . . . . . . . . . . . . . . . . . . . . . . . . . .       36,242         26,049
                                                                             -----------    -----------
        Net cash provided by (used in)
          operating activities. . . . . . . . . . . . . . . . . . . . . . .      394,690        551,515
                                                                             -----------    -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .      (48,911)         --
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      (30,320)       (17,209)
                                                                             -----------    -----------
        Net cash provided by (used in) investing activities . . . . . . . .      (79,231)       (17,209)
                                                                             -----------    -----------




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                1997            1996
                                                                            ------------   ------------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (96,928)       (86,018)
                                                                             -----------    -----------
        Net cash provided by (used in) financing activities . . . . . . . .      (96,928)       (86,018)
                                                                             -----------    -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .      218,531        448,288

        Cash and cash equivalents, beginning of the year. . . . . . . . . .   14,791,381     13,734,366
                                                                             -----------    -----------
        Cash and cash equivalents, end of the period. . . . . . . . . . . .  $15,009,912     14,182,654
                                                                             ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $ 1,243,598      1,255,159
                                                                             ===========    ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $     --             --
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

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1997 AND 1996

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1996, which are included in the Partnership's 1996 Annual Report on Form 10-K (File No. 0-16516) dated on March 21, 1997, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meaning as in the Partnership's 1996 Annual Report on Form 10-K.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain amounts in the 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated.

     The accompanying consolidated financial statements include $0 and $72,069, respectively, of the Partnership's share of total property operations of $0 and $240,230 for unconsolidated properties for the three months ended March 31, 1997 and 1996, respectively, which are held for sale or disposition or have been sold or disposed of during the past two years.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership (or its consolidated venture) to the General Partners and their affiliates as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 were as follows:

                                                          Unpaid at
                                                          March 31,
                                    1997       1996         1997
                                  -------     ------    -------------
Management fees to
 Corporate General
 Partner. . . . . . . . . . .     $  --       24,631          --
Insurance commissions . . . .        --         --            --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary-related
 expenses related to the
 on-site personnel and for
 other costs for the
 Partnership and its
 investment properties. . . .      10,619     11,117        10,619
                                  -------     ------        ------
                                  $10,619     35,748        10,619
                                  =======     ======        ======

     An affiliate of the General Partners guaranteed payment to the unaffiliated third party property manager for the property management and leasing fees relating to the 260 Franklin property. Beginning in January 1996, the unaffiliated property manager is being paid management and leasing fees by the property. As of March 31, 1997, $1,510,132 of management and leasing fees payable to the affiliate of the General Partners (as a result of the escrowing of certain 1995 and prior management and leasing fees payable to an affiliate of the General Partner and its payment guarantees to the unaffiliated property manager) were unpaid, of which the Partnership's share is $453,040.

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

     The long-term mortgage loan in the original principal amount of approximately $75,000,000 matured January 1, 1996. 260 Franklin, as of such date, began submitting the net operating cash flow of the property to the lender while seeking an extension or refinancing of the loan. The joint venture reached an agreement with the lender for an extension of the mortgage loan through January 1, 1997. In addition to substantially the same terms as were in effect prior to such extension, the agreement requires that the property submit net operating cash flow of the property to the lender. The joint venture has reached an agreement in principle to extend the mortgage loan through January 1, 1998. However, there can be no assurance that the joint venture will be able to finalize such an extension of the loan. If 260 Franklin is unable to extend the mortgage loan to the property, the Partnership may decide not to commit any significant additional funds. This may result in 260 Franklin and the Partnership no longer having an ownership interest in the property. In such event, 260 Franklin and the Partnership would recognize a net gain for financial reporting and Federal income tax purposes with no distributable proceeds.

     260 Franklin recorded a provision for value impairment of $11,145,446 (of which the Partnership's share is approximately $3,343,634) as of January 1, 1996, to reflect the then estimated fair value of the property based upon the use of an appropriate capitalization rate applied to the property's net operating income.

PALM DESERT TOWN CENTER

     Occupancy at the portion of the shopping center in which the Partnership owns an interest decreased to 88% at March 31, 1997 from 89% at December 31, 1996. Sales at the center have been negatively impacted during the last several quarters by new competition in the center's trade area. The increased competition has resulted in lower effective rents upon re-leasing of space. The center will continue to be subject to increased competition from new developments that are expected to be opening in the vicinity in the near future. In addition, the property's operations have been affected by tenant bankruptcies during the past year. The property is operating at an approximately break-even level.

     The land underlying the shopping center is owned by the lender under the first mortgage loan. Palm Desert leases the land by assignment of an existing ground lease which provides for minimum annual rental payments of $900,000, as well as for additional rental payments for each calendar year equal to 50% of the amount by which certain of the ground lessee's gross receipts from the shopping center exceed $6,738,256. Total ground rent expense for the three months ended March 31, 1997 and 1996 was $323,257 and $331,583, respectively.

     The joint venture continues to consider a possible expansion of the mall and restructuring of the ground lease and loan. In the event that the joint venture decides to proceed, the Partnership would utilize a portion of its available funds to pay for its share of costs.

NEWPARK MALL

     As a result of the acquisition by Federated Department Stores of the company which owns the Emporium Capwell store at NewPark Mall, Federated, which also owns the Macy's store at NewPark, approached the NewPark joint venture regarding a sale of the Emporium building. Simultaneously with its negotiations to acquire the Emporium Capwell building, the NewPark joint venture negotiated to sell the building to a national retail store owner. The transactions closed on April 22, 1997 and the joint venture received net proceeds of approximately $2,000,000, of which the Partnership's share was approximately $100,000. The Partnership is expected to recognize an insignificant gain for financial reporting and Federal income tax purposes in 1997 with no distributable proceeds.

     The NewPark joint venture, in accordance with SFAS 121, recorded a provision for value impairment at June 30, 1996 in the amount of $8,600,000 of which the Partnership's share is $430,000. Such provision was recorded to reduce the venture's carrying value of the investment property to its then estimated fair market value based upon an analysis of the discounted estimated future cash flows over the projected holding period.

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for 260 Franklin for the three months ended March 31, 1997 and 1996 is as follows:

                                        1997         1996
                                    -----------   ----------
     Total income . . . . . . . . .  $2,440,134    2,609,569
     Expenses applicable to
       operating loss . . . . . . .   3,734,073   15,071,693
                                    -----------   ----------
     Operating loss . . . . . . . . $ 1,293,939   12,462,124
                                    ===========   ==========
     Partnership's share of loss. . $   388,182    3,738,637
                                    ===========   ==========

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 1996 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1997 and for the three months ended March 31, 1997 and 1996.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investment properties. Capitalized terms used in this report and not otherwise defined have the same meaning as in the Partnership's 1996 Annual Report on Form 10-K.

     During the first quarter of 1997, some of the Holders of Interests in the Partnership received from an unaffiliated third party an unsolicited offer to purchase up to 4.9% of the outstanding Interests in the Partnership at $105 per Interest. Such offer closed in March 1997. The board of directors of JMB Realty Corporation ("JMB"), the Corporate General Partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. With respect to the offer at $105 per Interest, the Special Committee, on behalf of the Partnership, recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. It is possible that other offers for Interests may be made in the future, although there is no assurance that any such offer will be made, the terms of any such offer or whether any such offer will be consummated, amended or withdrawn.

     At March 31, 1997, the Partnership and its consolidated venture had cash and cash equivalents of approximately $15,010,000. Such cash and cash equivalents are available for distributions to partners, capital improvements and working capital requirements, including the Partnership's share of the costs for a possible expansion of the mall and restructuring of the ground lease and loan at Palm Desert Town Center. Anticipated operating deficits at the 260 Franklin Street office building are expected to be paid out of the unconsolidated joint venture's restricted reserve account. The Partnership and its consolidated venture have currently budgeted in 1997 approximately $489,000 for tenant improvements, and other capital expenditures. The Partnership's share of such items, including its share of such items for its unconsolidated ventures is currently budgeted to be approximately $645,000.

     In 1997, in an effort to reduce Partnership operating expenses, the Partnership elected to make an annual, rather than semi-annual distribution of operating cash flow in May. The annual distribution of operating cash flow has also been reduced to $2 per Interest from the previous level of $6.50 per Interest as a result of reduced levels of operating cash flows by the Partnership resulting from the sale in May 1996 of the Dunwoody Crossing Apartments, as well as previous sales of the Partnership's investment properties. The joint ventures in New Park Mall and Palm Desert Town Center are currently not distributing cash flow to the Partnership or the other venture partners as both properties are reviewing redevelopment scenarios which could require substantial capital investments. Future distributions from sales or property operations will depend upon a combination of operating cash flow from the remaining investment properties and the longer term capital requirements of the Partnership.

     Palm Desert Town Center

     The Partnership received (through a joint venture with an affiliate) its specified cash return relating to Palm Desert Town Center, which was being funded in part by the unaffiliated venture partner through December 31, 1994 pursuant to the terms of the applicable joint venture agreement. Since the unaffiliated venture partner's funding obligation expired at the end of 1994, the Partnership's share of cash is dependent upon the operations of the property. Occupancy at the portion of the shopping center in which the Partnership owns an interest decreased to 88% at March 31, 1997, from 89% at December 31, 1996. Sales at the center have been negatively impacted during the last several quarters by new competition in the center's trade area. The increased competition has resulted in lower effective rents upon re-leasing of space. The center will continue to be subject to increased competition from new developments that are expected to be opening in the vicinity in the near future. In addition, the property's operations have been affected by tenant bankruptcies during the past year. The property is operating at an approximately break-even level.

     The joint venture continues to consider a possible expansion of the mall and restructuring of the ground lease and loan. In the event that the joint venture decides to proceed, the Partnership expects that it would utilize a portion of its available funds to pay for its share of costs.

     After reviewing the remaining properties and the marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. As a result, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold in the near term), barring unforeseen economic developments. The Partnership's goal of capital appreciation will not be achieved. Moreover, although the Partnership expects to distribute sale proceeds from the disposition of Palm Desert Town Center and NewPark Mall, aggregate distributions of sale or refinancing proceeds received by Holders of Interests over the entire term of the Partnership are expected to be significantly less than one-half of their original investment. In connection with sales or other dispositions (including transfers of title to a lender) of 260 Franklin Street, the Holders of Interests will be allocated substantial gain for Federal income tax purposes regardless of whether any proceeds are distributable from such sales or other dispositions.

RESULTS OF OPERATIONS

     The decrease in interest, rents and other receivables at March 31, 1997 as compared to December 31, 1996 is primarily due to the timing of collection of certain revenues at Palm Desert Town Center.

     The decrease in prepaid expenses at March 31, 1997 as compared to December 31, 1996 is primarily due to the timing of payment of insurance premiums at Palm Desert Town Center.

     The increase in accounts payable at March 31, 1997 as compared to December 31, 1996 is primarily due to the timing of payment of operating expenses at Palm Desert Town Center.

     The unearned rents at December 31, 1996 is due to the prepayment of rents at Palm Desert Town Center.

     The decrease in property operating expenses for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is primarily due to an increase in the allowance for doubtful accounts at March 31, 1996 and a decrease in the allowance for doubtful accounts at March 31, 1997.

     The decrease in Partnership's share of loss from operations of unconsolidated ventures for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is due to the Partnership's share of 260 Franklin's provision for value impairment recorded January 1, 1996 at the 260 Franklin venture.

PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The mortgage loan in the current amount of approximately $89,000,000 (including accrued interest) secured by 260 Franklin Street matured on January 1, 1997. 260 Franklin continues to submit the net cash flow of the property, in accordance with the loan modification and extension agreement through January 1, 1997, to the lender (Teachers Insurance and Annuity Association of America) while seeking an extension or refinancing of the loan. As of March 31, 1997, 260 Franklin is current with respect to the accrued interest based on the loan modification and extension agreement through January 1, 1997. Reference is made to the subsection entitled "260 Franklin" in notes to Consolidated Financial Statements filed with this report for additional discussion of the mortgage loan secured by the 260 Franklin Street Building, which discussion is hereby incorporated by reference.

     ITEM 5.  OTHER INFORMATION

                                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1997:

                                                   1996                             1997
                                --------------------------------------  -------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----
1.  260 Franklin Street Building
     Boston, Massachusetts. . . .   96%        95%       96%       96%      96%
2.  NewPark Mall
     Newark (Alameda County),
     California . . . . . . . . .   79%        79%       77%       78%      75%
3.  Palm Desert Town Center
     Palm Desert (Palm Springs),
     California . . . . . . . . .   91%        92%       88%       89%      88%



     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

   3-A. The Amended and Restated Agreement of Limited Partnership and the Assignment Agreement set forth as Exhibit B to the Prospectus, copies of which are hereby incorporated by reference to Exhibit 3 and Exhibit 4-A to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-16516) dated March 19, 1993.

   3-B. Acknowledgement of rights and duties of the General Partners of the Partnership between ABPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 dated November 18, 1996 are hereby incorporated by reference to the Partnership's Report for September 30, 1996 on Form 10-Q (File No. 0-16516).

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

   4-C. Documents relating to the third mortgage modification and extension agreement secured by the 260 Franklin Street Building dated December 4, 1996 are hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-16516) dated March 21, 1997.

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

   10-E. Modification to Reserve Escrow Agreement relating to the 260 Franklin Street Building is hereby incorporated by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-16516) dated May 11, 1995.

   10-F. Modification Reserve Escrow Agreement relating to the 260 Franklin Street Building dated December 4, 1996 are hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-16516) dated March 21, 1997.

   27.   Financial Data Schedule


(b) No reports on Form 8-K have been filed during the quarter covered by this report.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: May 9, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 9, 1997