Form 10-Q
period 1997-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XVI
filed 1997-08-13
CIK 789950

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 1997   Commission file number 0-16516




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

                                        CONSOLIDATED BALANCE SHEETS

                                    JUNE 30, 1997 AND DECEMBER 31, 1996

                                                (UNAUDITED)

                                                  ASSETS
                                                  ------


                                                                             JUNE 30,     DECEMBER 31,
                                                                               1997          1996
                                                                          -------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $ 15,127,787     14,791,381
  Interest, rents and other receivables, net of allowances for doubtful accounts of approximately $816,043 and $939,124 at
   June 30, 1997 and December 31, 1996, respectively. . . . . . . . .            50,398        286,024
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . .             8,901        132,414
                                                                           ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . .        15,187,086     15,209,819
                                                                           ------------   ------------
Investment properties, at cost:
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . .        60,180,104     60,103,528
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . .        17,035,395     16,031,335
                                                                           ------------   ------------
        Total investment properties, net of accumulated depreciation.        43,144,709     44,072,193
Investment in unconsolidated ventures, at equity. . . . . . . . . . .         1,874,034      1,962,277
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .           537,492        567,296
Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .           114,643        171,623
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .         2,473,605      2,535,978
                                                                           ------------   ------------
                                                                           $ 63,331,569     64,519,186
                                                                           ============   ============




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES
                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------
                                                                             JUNE 30,     DECEMBER 31,
                                                                              1997           1996
                                                                          -------------   ------------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $    430,649        405,690
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .           669,229        735,053
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .             --           168,611
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .           412,886        414,854
                                                                           ------------   ------------
          Total current liabilities . . . . . . . . . . . . . . . . .         1,512,764      1,724,208
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .            50,918         66,518
Ground rent payable . . . . . . . . . . . . . . . . . . . . . . . . .         1,236,788      1,267,991
Investment in unconsolidated ventures, at equity. . . . . . . . . . .        12,201,287     11,341,551
Long-term debt, less current portion. . . . . . . . . . . . . . . . .        40,857,922     41,079,673
                                                                           ------------   ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .        55,859,679     55,479,941

Venture partners' subordinated equity in ventures . . . . . . . . . .         3,532,240      3,740,111
Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .            20,000         20,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .        (3,428,019)    (3,373,900)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (1,443,873)    (1,432,178)
                                                                           ------------   ------------
                                                                             (4,851,892)    (4,786,078)
                                                                           ------------   ------------
  Limited partners:
    Capital contributions, net of offering
      costs and purchase discounts. . . . . . . . . . . . . . . . . .       120,541,353    120,541,353
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (60,894,434)   (59,897,441)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (50,855,377)   (50,558,700)
                                                                           ------------   ------------
                                                                              8,791,542     10,085,212
                                                                           ------------   ------------
        Total partners' capital accounts. . . . . . . . . . . . . . .         3,939,650      5,299,134
                                                                           ------------   ------------
                                                                           $ 63,331,569     64,519,186
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                             THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                (UNAUDITED)


                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 --------------------------  --------------------------
                                                      1997          1996          1997          1996
                                                  -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . .   $ 2,351,876     2,539,464     5,009,765     5,257,273
  Interest income . . . . . . . . . . . . . . .       183,090       171,130       355,003       405,243
                                                  -----------    ----------    ----------    ----------
                                                    2,534,966     2,710,594     5,364,768     5,662,516
                                                  -----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . .     1,278,957     1,272,264     2,521,586     2,525,911
  Depreciation. . . . . . . . . . . . . . . . .       502,133       501,826     1,004,060     1,003,653
  Property operating expenses . . . . . . . . .       935,616     1,313,951     2,069,534     2,558,514
  Professional services . . . . . . . . . . . .        56,563        44,481       125,552       132,637
  Amortization of deferred expenses . . . . . .        33,710        28,519        67,420        56,772
  Management fees to corporate general
    partner . . . . . . . . . . . . . . . . . .        19,492         7,044        19,492        31,675
  General and administrative. . . . . . . . . .       130,976        91,262       242,483       219,563
                                                  -----------    ----------    ----------    ----------
                                                    2,957,447     3,259,347     6,050,127     6,528,725
                                                  -----------    ----------    ----------    ----------
        Operating earnings (loss) . . . . . . .      (422,481)     (548,753)     (685,359)     (866,209)
Partnership's share of earnings (loss)
  from operations of unconsolidated
  ventures. . . . . . . . . . . . . . . . . . .      (374,046)     (736,232)     (706,954)   (4,321,527)
Venture partners' share of ventures'
  operations. . . . . . . . . . . . . . . . . .       121,935       194,656       207,871       301,738
                                                  -----------    ----------    ----------    ----------
        Net operating earnings (loss) . . . . .      (674,592)   (1,090,329)   (1,184,442)   (4,885,998)

Gain on sale of Partnership's investments
  in unconsolidated ventures. . . . . . . . . .       332,187     4,417,527       402,477     4,514,685
Loss on liquidation of unconsolidated venture .      (269,147)        --         (269,147)        --
                                                  -----------    ----------    ----------    ----------




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 --------------------------  --------------------------
                                                      1997          1996          1997          1996
                                                  -----------    ----------   -----------    ----------

        Net operating earnings (loss)
          before extraordinary item . . . . . .      (611,552)    3,327,198    (1,051,112)     (371,313)

Extraordinary item:
  Partnership's share of unconsolidated
    venture debt prepayment penalty . . . . . .         --         (175,007)        --         (175,007)
                                                  -----------    ----------    ----------    ----------
        Net earnings (loss) . . . . . . . . . .   $  (611,552)    3,152,191    (1,051,112)     (546,320)
                                                  ===========    ==========    ==========    ==========
        Net earnings (loss) per limited
         partnership interest:
           Net operating earnings (loss). . . .   $     (4.61)        (7.46)        (8.10)       (33.42)
           Gain on sale of Partnership's
            investments in unconsolidated
            ventures. . . . . . . . . . . . . .          2.34         31.16          2.84         31.85
           Loss on liquidation of venture . . .         (1.84)        --            (1.84)        --
           Extraordinary item . . . . . . . . .         --            (1.23)        --            (1.23)
                                                  -----------    ----------    ----------    ----------
                                                  $     (4.11)        22.47         (7.10)        (2.80)
                                                  ===========    ==========    ==========    ==========
        Cash distributions per
          limited partnership
          interest. . . . . . . . . . . . . . .   $      2.11          5.00          2.11          5.00
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                (UNAUDITED)

                                                                                1997            1996
                                                                            ------------   ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(1,051,112)      (546,320)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,004,060      1,003,653
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       67,420         56,772
    Partnership's share of (earnings) loss from operations of
      unconsolidated ventures, net of distributions . . . . . . . . . . . .      706,954      4,557,563
    Venture partners' share of ventures' operations . . . . . . . . . . . .     (207,871)      (301,738)
    Gain on sale of Partnership's investments in
      unconsolidated ventures . . . . . . . . . . . . . . . . . . . . . . .     (402,477)    (4,514,685)
    Loss on liquidation of unconsolidated venture . . . . . . . . . . . . .      269,147          --
    Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . .        --           175,007
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .      235,626        203,115
    Other prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . .      123,513        100,204
    Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       56,980         33,226
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       62,373        (70,652)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (65,824)        58,484
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (168,611)         --
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,968)        18,852
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .      (15,600)         6,501
    Ground rent payable . . . . . . . . . . . . . . . . . . . . . . . . . .      (31,203)        35,326
                                                                             -----------    -----------
        Net cash provided by (used in)
          operating activities. . . . . . . . . . . . . . . . . . . . . . .      581,407        815,308
                                                                             -----------    -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .      (76,576)        (3,205)
  Partnership's distributions from unconsolidated ventures. . . . . . . . .      374,355         33,484
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      (37,616)       (78,265)
                                                                             -----------    -----------
        Net cash provided by (used in) investing activities . . . . . . . .      260,163        (47,986)
                                                                             -----------    -----------




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                1997            1996
                                                                            ------------   ------------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .     (196,792)      (174,643)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .     (296,677)      (692,167)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .      (11,695)       (19,005)
                                                                             -----------    -----------
        Net cash provided by (used in) financing activities . . . . . . . .     (505,164)      (885,815)
                                                                             -----------    -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .      336,406       (118,493)

        Cash and cash equivalents, beginning of the year. . . . . . . . . .   14,791,381     13,734,366
                                                                             -----------    -----------
        Cash and cash equivalents, end of the period. . . . . . . . . . . .  $15,127,787     13,615,873
                                                                             ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $ 2,523,554      2,507,059
                                                                             ===========    ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $     --             --
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

                        JUNE 30, 1997 AND 1996

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

     The accompanying consolidated financial statements include $0 and $93,434, respectively, of the Partnership's share of total property operations of $0 and $311,446 for unconsolidated properties for the six months ended June 30, 1997 and 1996, respectively, which are held for sale or disposition or have been sold or disposed of during the past two years.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. As the Partnership's capital structure only has general and limited partnership interests, the Partnership does not expect any significant impact on its consolidated financial statements upon adoption of these standards when required at the end of 1997.

     Certain amounts in the 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership (or its consolidated venture) to the General Partners and their affiliates as of June 30, 1997 and for the six months ended June 30, 1997 and 1996 were as follows:

                                                          Unpaid at
                                                          June 30,
                                    1997      1996          1997
                                  -------    -------    -------------
Management fees to
 Corporate General
 Partner. . . . . . . . . . .     $19,492     31,675          --
Insurance commissions . . . .      29,843     27,254          --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary-related
 expenses related to the
 on-site personnel and for
 other costs for the
 Partnership and its
 investment properties. . . .      21,238     51,565        21,238
                                  -------    -------        ------
                                  $70,573    110,494        21,238
                                  =======    =======        ======

     An affiliate of the General Partners guaranteed payment to the unaffiliated third party property manager for the property management and leasing fees relating to the 260 Franklin property. Beginning in January 1996, the unaffiliated property manager is being paid management and leasing fees by the property. As of June 30, 1997, $1,510,132 of management and leasing fees payable to the affiliate of the General Partners (as a result of the escrowing of certain 1995 and prior management and leasing fees payable to an affiliate of the General Partner and its payment guarantees to the unaffiliated property manager) were unpaid, of which the Partnership's share is $453,040.

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

     The long-term mortgage loan in the original principal amount of approximately $75,000,000 matured January 1, 1996. 260 Franklin, as of such date, began submitting the net operating cash flow of the property to the lender while seeking an extension or refinancing of the loan. The joint venture reached agreements with the lender for extensions of the mortgage loan through January 1, 1997 and again through January 1, 1998.
In addition to substantially the same terms as were in effect prior to such extensions, the agreement requires that the property submit net operating cash flow of the property to the lender. In addition, the lender has indicated that it is unlikely the loan will be extended beyond January 1, 1998. If 260 Franklin is unable, upon ultimate maturity of the loan, to refinance the loan to the property, the Partnership may decide not to commit any significant additional funds. This may result in 260 Franklin and the Partnership no longer having an ownership interest in the property.

In such event, 260 Franklin and the Partnership would recognize a net gain for financial reporting and Federal income tax purposes with no distributable proceeds.

     260 Franklin recorded a provision for value impairment of $11,145,446 (of which the Partnership's share is approximately $3,343,634) as of January 1, 1996, to reflect the then estimated fair value of the property based upon the use of an appropriate capitalization rate applied to the property's net operating income. Due to the lender negotiations described above, the property has been classified as held for sale or disposition as of July 1, 1997, and therefore, will not be subject to continued depreciation.

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

     Occupancy at the portion of the shopping center in which the Partnership owns an interest decreased to 86% at June 30, 1997. Sales at the center have been negatively impacted during the last several quarters by new competition in the center's trade area. The increased competition has resulted in lower effective rents upon re-leasing of space. The center will continue to be subject to increased competition from new developments that are expected to be opening in the vicinity in the near future. In addition, the property's operations have been affected by tenant bankruptcies during the past year. The property is operating at an approximately break-even level. The Partnership is discussing the possibility of the sale of its interest in the joint venture to the unaffiliated venture partner. Accordingly, the property has been classified as held for sale or disposition as of July 1, 1997, and therefore, will not be subject to continued depreciation.

     The land underlying the shopping center is owned by the lender under the first mortgage loan. Palm Desert leases the land by assignment of an existing ground lease which provides for minimum annual rental payments of $900,000, as well as for additional rental payments for each calendar year equal to 50% of the amount by which certain of the ground lessee's gross receipts from the shopping center exceed $6,738,256. Total ground rent expense for the six months ended June 30, 1997 and 1996 was $547,716 and $652,366, respectively.

     The joint venture continues to consider a possible expansion of the mall and restructuring of the ground lease and loan. In the event that the joint venture decides to proceed, the Partnership may utilize a portion of its available funds to pay for its share of costs. However, as discussed above, the Partnership is also discussing with the unaffiliated venture partner the possibility of a sale of the Partnership's interest in the joint venture.

NEWPARK MALL

     As a result of the acquisition by Federated Department Stores of the company which owns the Emporium Capwell store at NewPark Mall, Federated, which also owns the Macy's store at NewPark, approached the NewPark joint venture regarding a sale of the Emporium building. Simultaneously with its negotiations to acquire the Emporium Capwell building, the NewPark joint venture negotiated to sell the building to a national retail store owner. The transactions closed on April 22, 1997 and the joint venture received net proceeds of approximately $2,000,000, of which the Partnership's share was approximately $100,000. The Partnership recognized a gain of approximately $110,000 for financial reporting purposes. The Partnership expects to recognize a small gain for Federal income tax purposes in 1997.

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

     JMB/125

     In November 1994, JMB/125 and certain affiliates of Olympia & York Developments, Ltd. ("O&Y") reached an agreement to settle their dispute regarding 125 Broad and its property. Under the terms of the agreement, JMB/125 assigned its interest in 125 Broad to an affiliate of O&Y and released its venture partners (the "O&Y partners") from any claims related to 125 Broad. In return, JMB/125 received an unsecured promissory note in the principal amount of $5 million bearing simple interest at 4.5% per annum with all principal and accrued interest due at maturity in October 1999, subject to mandatory prepayments of principal and interest or acceleration of the maturity date under certain circumstances. In addition, JMB/125 received a release from any claims of certain O&Y affiliates and generally was to be indemnified against any liability as a general partner of 125 Broad. JMB/125 was also relieved of any obligation to contribute cash to 125 Broad in the amount of its deficit capital account balance. Affiliates of O&Y subsequently filed a pre-arranged bankruptcy plan for reorganization of 125 Broad under Chapter 11 of the Bankruptcy Code in order to facilitate 125 Broad's transfer of the office building to the mortgage lender in satisfaction of the mortgage debt and other claims. In January 1995, the plan for reorganization was approved by the bankruptcy court, was consummated, and the bankruptcy was concluded.
In October 1995, the makers of the $5 million promissory note payable to JMB/125 filed for protection from creditors under Chapter 11 of the Bankruptcy Code. Pursuant to the bankruptcy reorganization of the makers of the note, JMB/125, as an unsecured creditor, received limited partnership interests and a convertible note in a reorganized entity that has majority or controlling interests in six office buildings in New York, New York and Boston, Massachusetts. The assigned value, as of the bankruptcy confirmation date, of the interests and note received by JMB/125 was approximately $400,000. The convertible note was fully reserved due to the uncertainty of the realizable value of the note. In June 1997, the convertible note receivable for $297,000 was collected on by JMB/125 resulting in the recognition of gain of which the Partnership's share is $116,436.

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for 260 Franklin for the six months ended June 30, 1997 and 1996 is as follows:

                                         1997        1996
                                     ----------   ----------
     Total income . . . . . . . . .  $5,027,636    5,187,622
     Expenses applicable to
       operating loss . . . . . . .   7,775,465   18,881,648
                                     ----------   ----------
     Operating loss . . . . . . . .  $2,747,829   13,694,026
                                     ==========   ==========
     Partnership's share of loss. .  $  824,349    4,108,208
                                     ==========   ==========

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 1996 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996.



PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investment properties.

     During the second quarter of 1996 some of the Holders of Interests in the Partnership received from an unaffiliated third party an unsolicited offer to purchase up to 4.86% of the Interests in the Partnership at amounts ranging from $80 to $100 per Interests. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June, such offer expired. The board of directors of JMB Realty Corporation ("JMB"), the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     During the first quarter of 1997, some of the Holders of Interests in the Partnership received from an unaffiliated third party an unsolicited offer to purchase up to 4.9% of the outstanding Interests in the Partnership at $105 per Interest. Such offer expired in March 1997. The Special Committee recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. As of the date of this report, the Partnership is aware that 1.78% of the Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made in the future, although there is no assurance that any such offer will be made, the terms of any such offer or whether any such offer will be consummated, amended or withdrawn.

     At June 30, 1997, the Partnership and its consolidated venture had cash and cash equivalents of approximately $15,128,000. Such cash and cash equivalents are available for capital improvements and other working capital requirements, including the Partnership's share of the costs for a possible expansion of the mall and restructuring of the ground lease and loan at Palm Desert Town Center. Anticipated operating deficits at the 260 Franklin Street office building are expected to be paid out of the unconsolidated joint venture's restricted reserve account. The Partnership and its consolidated venture have currently budgeted in 1997 approximately $489,000, of which approximately $77,000 has been spent as of June 30, 1997, for tenant improvements and other capital expenditures. The Partnership's share of such items, including its share of such items for its unconsolidated ventures, is currently budgeted to be approximately $645,000 (which includes approximately $220,000 for the 260 Franklin Street office building which will be paid out of the restricted reserve account), of which approximately $293,000 has been spent as of June 30, 1997 (approximately $212,000 of which was paid out of the restricted reserve account for the 260 Franklin Street office building).

     In 1997, in an effort to reduce Partnership operating expenses, the Partnership elected to make an annual, rather than semi-annual distribution of operating cash flow in May. The annual distribution of operating cash flow has also been reduced to $2 per Interest from the previous level of $6.50 per Interest as a result of reduced levels of operating cash flows by the Partnership resulting from the sale in May 1996 of the Dunwoody Crossing Apartments, as well as previous sales of the Partnership's investment properties. The joint ventures in New Park Mall and Palm Desert Town Center are currently not distributing cash flow to the Partnership or the other venture partners as both properties are reviewing redevelopment scenarios which could require substantial capital investments. Future distributions from sales or property operations will depend upon a combination of operating cash flow from the remaining investment properties and the longer term capital requirements of the Partnership as well as the terms of sale for the Partnership's remaining investment properties (or its interest therein).

     After reviewing the remaining properties and the marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. As a result, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold in the near term), barring unforeseen economic developments. The Partnership's goal of capital appreciation will not be achieved. Moreover, although the Partnership expects to distribute sale proceeds from the disposition of Palm Desert Town Center and NewPark Mall, aggregate distributions of sale or refinancing proceeds received by Holders of Interests over the entire term of the Partnership are expected to be significantly less than one-half of their original investment. In connection with sales or other dispositions (including transfers of title to a lender), the Holders of Interests will be allocated substantial gain for Federal income tax purposes regardless of whether any proceeds are distributable from such sales or other dispositions.

RESULTS OF OPERATIONS

     The decrease in interest, rents and other receivables, and notes receivable at June 30, 1997 as compared to December 31, 1996 is primarily due to the timing of collection of certain revenues at Palm Desert Town Center.

     The decrease in prepaid expenses at June 30, 1997 as compared to December 31, 1996 is primarily due to the timing of payment of insurance premiums at Palm Desert Town Center.

     The decrease in accounts payable at June 30, 1997 as compared to December 31, 1996 is primarily due to the timing of payment of professional fee expenses.

     The unearned rents at December 31, 1996 is due to the prepayment of rents at Palm Desert Town Center.

     The decrease in rental income for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is due to a decrease in occupancy at the Palm Desert Town Center.

     The decrease in property operating expenses for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is primarily due to an increase in the allowance for doubtful accounts at June 30, 1996 and a decrease in the allowance for doubtful accounts at June 30, 1997 at Palm Desert Town Center.

     The decrease in Partnership's share of loss from operations of unconsolidated ventures for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 is primarily due to the Partnership's share of 260 Franklin's provision for value impairment recorded January 1, 1996 at the 260 Franklin venture. The decrease for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 is due to the sale of Dunwoody Crossing Apartments in May 1996.

     The gain on sale of Partnership's investments in unconsolidated ventures of $332,187 and $402,477 for the three and six months ended June 30, 1997 represents recognition of gain on sale of JMB/Owing's interest in Owings Mills, gain on the sale of the Emporium Capwell building at NewPark Mall, and recognition of previously deferred gain from collection of principal on the note receivable relating to the investment in 125 Broad. The gain for the three and six months ended June 30, 1996 represents recognition of gain on the sale of JMB/Owing's interest in Owings Mills and the sale of Dunwoody Crossing Apartments.

     The loss on liquidation of joint venture for the three and six months ended June 30, 1997 represents loss recognized after the liquidation of the Partnership's interest in Villages Northeast Associates.



PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1997:

                                                   1996                             1997
                                --------------------------------------  -------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----
1.  260 Franklin Street Building
     Boston, Massachusetts. . . .   96%        95%       96%       96%      96%     97%
2.  NewPark Mall
     Newark (Alameda County),
     California . . . . . . . . .   79%        79%       77%       78%      75%     75%
3.  Palm Desert Town Center
     Palm Desert (Palm Springs),
     California . . . . . . . . .   91%        92%       88%       89%      88%     86%



     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

   3-A. The Amended and Restated Agreement of Limited Partnership and the Assignment Agreement set forth as Exhibit B to the Prospectus, copies of which are hereby incorporated by reference to Exhibit 3 and Exhibit 4-A to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-16516) dated March 19, 1993.

   3-B. Acknowledgement of rights and duties of the General Partners of the Partnership between ABPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 dated November 18, 1996 are hereby incorporated by reference to the Partnership's Report for September 30, 1996 on Form 10-Q (File No. 0-16516) dated November 8, 1996.

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

   10-G. Modification to Reserve Escrow Agreement relating to the 260 Franklin Street Building dated May 22, 1997 is filed herewith.

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 8, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 8, 1997