Form 10-K405
period 1997-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XVI
filed 1998-03-30
CIK 789950

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-K


              Annual Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


For the fiscal year
  ended December 31, 1997            Commission file number 0-16516



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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Documents incorporated by reference:  None

                            TABLE OF CONTENTS



                                                           Page
                                                           ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . . .   6

Item 3.      Legal Proceedings. . . . . . . . . . . . . . .   8

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . . .   8


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters. . . . . . . .   8

Item 6.      Selected Financial Data. . . . . . . . . . . .   9

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . . .  14

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . . .  20

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . . .  21

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . . .  64


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . . .  64

Item 11.     Executive Compensation . . . . . . . . . . . .  67

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . . .  68

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . . .  69


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . . .  69


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . .  72

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

     The Partnership has made the real property investments set forth in the following table:


                                                      SALE DATE OR IF OWNED
                                                      AT DECEMBER 31, 1997,
NAME, TYPE OF PROPERTY                      DATE OF     ORIGINAL INVESTED
    AND LOCATION                 SIZE      PURCHASE  CAPITAL PERCENTAGE (a)        TYPE OF OWNERSHIP (b)
----------------------        ----------   --------  ----------------------        ---------------------
1. Owings Mills Shopping
    Center
    Owings Mills
    (Baltimore County),
    Maryland. . . . . .        325,000     12/31/85          6/30/93               fee ownership of land
                                sq.ft.                                             and improvements
                                g.l.a.                                             (through joint venture
                                                                                   partnerships) (c)(g)
2. 125 Broad Street
    Building
    New York, New York.       1,336,000    12/31/85         11/15/94               fee ownership of
                                sq.ft.                                             improvements and
                                n.r.a.                                             ground leasehold
                                                                                   interest in land
                                                                                   (through joint venture
                                                                                   partnerships)
                                                                                   (c)(g)
3. 260 Franklin Street
    Building
    Boston,
    Massachusetts . . .        348,901      5/21/86            12%                 fee ownership of land
                                sq.ft.                                             and improvements
                                n.r.a.                                             (through joint venture
                                                                                   partnership)
                                                                                   (b)(c)(e)(f)(h)
4. Dunwoody Crossing
   Apartments
   (Phase I, II and III)
   DeKalb County (Atlanta),
   Georgia. . . . . . .        810 units    9/18/86          5/7/96                fee ownership of land
                                                                                   and improvements
                                                                                   (through joint venture
                                                                                   partnerships) (c)(g)
5. NewPark Mall
    Newark (Alameda County),
    California. . . . .        423,748      12/2/86            2%                  fee ownership of land
                                sq.ft.                                             and improvements
                                g.l.a.                                             (through joint venture
                                                                                   partnerships) (c)




                                                      SALE DATE OR IF OWNED
                                                      AT DECEMBER 31, 1997,
NAME, TYPE OF PROPERTY                      DATE OF     ORIGINAL INVESTED
    AND LOCATION                 SIZE      PURCHASE  CAPITAL PERCENTAGE (a)        TYPE OF OWNERSHIP (b)
----------------------        ----------   --------  ----------------------        ---------------------

6. Blue Cross Building
    Woodland Hills
    (Los Angeles),
    California. . . . .        421,716         12/18/87      11/2/93               fee ownership of land
                                sq.ft.                                             and improvements
                                n.r.a.                                             (through a joint
                                                                                   venture partnership)

7. Palm Desert Town
    Center
    Palm Desert
    (Palm Springs),
    California. . . . .        373,000         12/23/88        20%                 fee ownership of
                                sq.ft.                                             improvements and
                                g.l.a.                                             ground leasehold
                                                                                   interest in land
                                                                                   (through joint venture
                                                                                   partnership) (c)(d)(e)(f)






-----------------------

       (a) The computation of this percentage for properties held at December 31, 1997 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

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

       (d) Reference is made to the Notes for a description of the leasehold interest, under a ground lease, in the land on which this real property investment is situated.

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

       (g) This property has been sold or transferred. Reference is made to the Notes for further discussion of such sale.

       (h) This property was sold in January 1998. Reference is made to the Notes for further discussion of such sale.



     The Partnership's real property investments are subject to competition from similar types of properties (including properties owned by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to
Item 7 below for a discussion of competitive conditions of the Partnership and its investment properties. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all the investment properties held at December 31, 1997 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Corporate General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     Reference is made to the Notes for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at certain of the Partnership's properties as of December 31, 1997.

     In November 1994, effective as of October 31, 1994, JMB/125 Broad Building Associates, L.P. ("JMB/125"), an Illinois limited partnership, made an agreement with its venture partners in the 125 Broad Street Company ("125 Broad") to settle their dispute regarding 125 Broad and its property.

Pursuant to the agreement, JMB/125 assigned its approximate 48.25% interest in 125 Broad, which owned the 125 Broad Street Building and a leasehold interest in the underlying land located in New York, New York to an affiliate of the venture partners and released the venture partners from any claims of JMB/125 related to 125 Broad. The Partnership owns indirectly an approximate 40% limited partnership interest in JMB/125. An affiliate of the Partnership owns indirectly substantially all of the remaining interest in JMB/125. In return for the assignment, JMB/125 received an unsecured promissory note in the principal amount of $5 million bearing simple interest at 4.5% per annum with all principal and accrued interest due at maturity in October 1999, subject to mandatory prepayments of principal and interest or acceleration of the maturity date under certain circumstances. In addition, JMB/125 received a release from any claims of certain affiliates of the venture partners and generally was to be indemnified against any liability as a general partner of 125 Broad. JMB/125 was also relieved of any obligation to contribute cash to 125 Broad in the amount of its deficit capital account balance. The venture partners subsequently filed a pre-arranged bankruptcy plan for reorganization of 125 Broad under Chapter 11 of the Bankruptcy Code in order to facilitate 125 Broad's transfer of the office building to the mortgage lender in satisfaction of the mortgage debt and other claims. In January 1995, the plan for reorganization was approved by the bankruptcy court, was consummated, and the bankruptcy case was concluded. In October 1995, the makers of the $5 million promissory note payable to JMB/125 filed for protection from creditors under Chapter 11 of the Bankruptcy Code.
Pursuant to the bankruptcy reorganization of the makers of the note, JMB/125, as an unsecured creditor, received limited partnership interests and a convertible note receivable in a reorganized entity that has majority or controlling interests in six office buildings in New York, New York and Boston, Massachusetts. The assigned value, as of the bankruptcy confirmation date, of the interests and note received by JMB/125 was approximately $400,000. The convertible note was fully reserved due to the uncertainty of the realizable value of the note. In June 1997, the convertible note receivable for $297,000 was collected on by JMB/125 resulting in the recognition of gain, of which the Partnership's share is $116,436. Reference is made to Item 7 and to the Notes for a further discussion of this property.

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

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1997 and 1996 for the Partnership's investment properties owned during 1997:

                                                              1996                       1997
                                                    -------------------------  -------------------------
                                Principal             At     At    At     At     At     At     At    At
                                Business             3/31   6/30  9/30  12/31   3/31   6/30   9/30 12/31
                                ----------------     ----   ----  ----  -----   ----   ----  ----- -----

1. 260 Franklin Street
    Building
    Boston, Massachusetts
    (A) . . . . . . . . . . .   Financial/Office      96%    95%   96%    96%    96%    97%    98%   98%

2. NewPark Mall
    Newark (Alameda County),
    California. . . . . . . .   Retail                79%    79%   77%    78%    75%    75%    76%   79%

3. Palm Desert Town Center
    Palm Desert
    (Palm Springs),
    California. . . . . . . .   Retail                91%    92%   88%    89%    88%    86%    87%   88%

--------------------

     Reference is made to Item 6, Item 7, the Notes and to the Notes to the 260 Franklin Street Associates
financial statements for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

     (A)  In January 1998, the property was sold.  Reference is made to the Notes for further information regarding such transaction.



ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1996 and 1997.





                                 PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1997, there were 15,573 record Holders of the 140,338.46974 Interests outstanding in the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the Holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized Holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a Holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized Holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

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

    Reference is made to Item 7 for a discussion of unsolicited tender offers received from unaffiliated third parties.

ITEM 6.  SELECTED FINANCIAL DATA

                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURES

                                 DECEMBER 31, 1997, 1996, 1995, 1994 and 1993
                                 (not covered by Independent Auditors' Report)

                                1997           1996          1995          1994           1993
                             -----------    ----------    ----------    -----------    ----------
Total income. . . . . . .    $11,436,847    11,796,272    11,621,375     11,512,558    18,822,328
                             ===========    ==========    ==========     ==========    ==========
Earnings (loss) before
 gains on sale or
 disposition of invest-
 ment properties. . . . .    $(1,058,836)   (5,739,697)   (1,774,644)    (8,798,498)   (4,171,348)
Gains on sale or
 disposition of
 Partnership's
 investment in
 unconsolidated venture .        510,407     4,928,723       856,750     20,162,696     2,627,427
Loss on liquidation
 of unconsolidated
 venture. . . . . . . . .       (269,147)        --            --             --            --
Loss on sale of
 investment property,
 net of venture partner's
 share. . . . . . . . . .          --            --            --             --         (299,039)
                             -----------    ----------    ----------     ----------    ----------
Earnings (loss)
 before Partnership's
 share of extraordinary
 item from unconsolidated
 venture. . . . . . . . .       (817,576)     (810,974)     (917,894)    11,364,198    (1,842,960)

Partnership's share of
 extraordinary item
 from unconsolidated
 venture. . . . . . . . .          --         (175,007)        --             --            --
                             -----------    ----------    ----------     ----------    ----------
Net earnings (loss) . . .    $  (817,576)     (985,981)     (917,894)    11,364,198    (1,842,960)
                             ===========    ==========    ==========     ==========    ==========




                                1997           1996          1995           1994         1993
                             -----------    ----------    ----------     ----------    ----------
Net earnings (loss)
 per Limited Partner
 Interest (b):
  Earnings (loss) before
   gains on sale or
   disposition of
   investment
   properties . . . . . .    $     (7.24)       (39.26)       (12.14)        (60.18)       (28.53)
  Gains on sale or
   disposition of Part-
   nership's investment
   in unconsolidated
   venture. . . . . . . .           3.60         34.77          6.04         142.23         18.53
  Loss on liquidation
   of unconsolidated
   venture. . . . . . . .          (1.90)        --            --             --            --
  Loss on sale of in-
   vestment property,
   net of venture
   partner's share. . . .          --            --            --             --            (2.10)
  Partnership's share
   of extraordinary
   item from uncon-
   solidated venture. . .          --            (1.23)        --             --            --
                             -----------    ----------    ----------     ----------    ----------
Net earnings (loss) . . .    $     (5.54)        (5.72)        (6.10)         82.05        (12.10)
                             ===========    ==========    ==========     ==========    ==========

Total assets. . . . . . .    $64,827,971    64,519,186    66,226,833     69,624,085    89,829,751
Long-term debt. . . . . .    $40,622,529    41,079,673    41,485,363     41,845,394    42,164,903
Cash distributions
  per Limited Partner
  Interest (c). . . . . .    $      2.18         38.80         17.25         116.00         34.00
                             ===========    ==========    ==========     ==========    ==========

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


SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1997



Property
--------

Palm Desert
Town Center         a)   The gross leasable area ("GLA") occupancy
                         rate and average base rent per square foot
                         as of December 31 for each of the last five
                         years were as follows:

                                                     GLA             Avg. Base Rent Per
                           December 31,         Occupancy Rate       Square Foot (1)
                           ------------         --------------       ------------------

                               1993 . . . . . .       97%                $18.90
                               1994 . . . . . .       97%                 19.66
                               1995 . . . . . .       93%                 21.39
                               1996 . . . . . .       89%                 20.96
                               1997 . . . . . .       88%                 21.47

                    (1) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                            Scheduled
                                                                              Lease
                                                                 Base Rent  Expiration      Lease
                    b)     Significant Tenants       Square Feet Per Annum     Date         Renewal Option
                           -------------------       ----------- ---------  ----------      ---------------
                           None - No single tenant
                           occupies more than 10% of
                           the total gross leasable
                           area of the building.

                    c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Palm Desert Town Center:

                                                                              Annualized        Percent of
                                            Number of     Approx. Total       Base Rent         Total 1997
                           Year Ending      Expiring      GLA of Expiring     of Expiring       Base Rent
                           December 31,     Leases        Leases (1)          Leases            Expiring
                           ------------     ---------     ---------------     -----------       ----------

                              1998             14             25,021          $  683,574           9.71%
                              1999             10             29,242             625,779           8.90%
                              2000              4              8,664             264,599           3.76%
                              2001              9             23,943             701,290           9.97%
                              2002              4              6,910             201,427           2.86%
                              2003             10             14,756             607,062           8.63%
                              2004             16             45,143             951,614          13.53%
                              2005             18             60,462           1,411,183          20.06%
                              2006             10             16,910             596,247           8.48%
                              2007              5             26,997             591,774           8.41%

                    (1)       Excludes leases that expire in 1998 for which renewal leases or leases with replacement tenants have been executed as of March 1, 1998.



Property
--------

260 Franklin        a)   The occupancy rate of net rentable square feet ("NRF") and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                                     Avg. Annual
                                                     NRF             Base Rent Per
                         December 31,           Occupancy Rate       Square Foot (1)
                         ------------           --------------       ---------------

                               1993 . . . . . .       99%                $27.55
                               1994 . . . . . .       99%                 27.85
                               1995 . . . . . .       99%                 27.25
                               1996 . . . . . .       96%                 26.98
                               1997 . . . . . .       98%                 27.19

                    (1) Average annual base rent per square foot is based on NRF occupied as of December 31 of each year.

                                                                            Scheduled
                                                                              Lease
                                                               Base Rent    Expiration      Lease
                    b)     Significant Tenants    Square Feet  Per Annum       Date         Renewal Option(s)
                           -------------------    -----------  ---------    ----------      -----------------

                           Fidelity Properties,
                           Inc.                     173,781    $4,276,312    03/2005          N/A

                    (c)    As the 260 Franklin Street property was sold in January 1998, as more fully described in the Notes, information with respect to the expiration of leases for the next ten years has not been presented for this property in this
                           Annual Report.


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

     During the second quarter of 1996 some of the Holders of Interests in the Partnership received from an unaffiliated third party an unsolicited offer to purchase up to 4.86% of the Interests in the Partnership at amounts ranging from $80 and $100 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June 1996, such offer expired. The board of directors of JMB Realty Corporation ("JMB"), the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     During 1997, some of the Holders of Interests in the Partnership received from unaffiliated third parties unsolicited offers to purchase up to 4.9% of the outstanding Interests in the Partnership at $105 per Interest. Such offers expired in 1997. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer price was inadequate. As of the date of this report, the Partnership is aware that 2.67% of the Interests have been purchased by all such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made in the future. However, there is no assurance that any such offer will be made, the terms of any such offer or whether any such offer will be consummated, amended or withdrawn.

     At December 31, 1997, the Partnership and its consolidated venture had cash and cash equivalents of approximately $16,215,000 including approximately $2,000,000 retained by the Palm Desert joint venture at December 31, 1997. Such cash and cash equivalents are available for capital improvements and working capital requirements, including the Partnership's share of the costs for a possible expansion of the mall and restructuring of the ground lease and loan at Palm Desert Town Center. The Partnership and its consolidated venture have currently budgeted in 1998 approximately $177,000 (before the possible expansion and restructuring) for tenant improvements and other capital expenditures. The Partnership's share of such items, including its share of such items for its unconsolidated venture, is currently budgeted to be approximately $275,000.

Actual amounts expended in 1998 may vary depending on a number of factors including actual leasing activity, results of operations, liquidity considerations and other market conditions over the course of the year and whether the Palm Desert joint venture proceeds with the possible expansion and restructuring. In addition, the Partnership has entered into an agreement with the unaffiliated venture partner in the Palm Desert joint venture pursuant to which the unaffiliated joint venture has the option to purchase the Partnership's interest in the Palm Desert joint venture. In the event of a sale of its interest pursuant to the exercise of such option, the Partnership would not participate in, or be required to pay a share of the costs of, an expansion of the mall and restructuring of the ground lease and mortgage loan for Palm Desert.

     The source of capital for tenant improvements and other capital expenditures and for both short-term and long-term future liquidity and distributions is expected to be through net cash generated by the investment properties, the Partnership's working capital reserve and from the sale of such properties (or the Partnership's interest therein). In such regard, reference is made to the Partnership's property-specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6. Any working capital reserves of the Partnership not ultimately used for tenant improvements, other capital expenditures or working capital requirements (including those relating to Palm Desert) would be available for future distributions.

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

     JMB/125

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

     260 FRANKLIN (disposed 1/2/98)

     The office market in the Financial District of Boston remains competitive due to new office building developments and layoffs, cutbacks and consolidations by financial service companies. The effective rental rates achieved upon re-leasing have been substantially below the rates which were received under the previous leases for the same space. The 260 Franklin Street Building operated at a deficit for 1997 and was expected to do so for the next several years.

     In December 1991, 260 Franklin, the affiliated joint venture, reached an agreement with the lender to modify the long-term mortgage note secured by the 260 Franklin Street Building. The loan modification required that the affiliated joint venture establish an escrow account for excess cash flow from the property's operations (computed without a deduction for property management fees and leasing commissions) to be used to cover the cost of capital and tenant improvements and lease inducements, which are the primary components of the anticipated operating deficits noted above, with the balance, if any, of such escrowed funds available at the scheduled or accelerated maturity to be used for the payment of principal and interest due to the lender. Beginning January 1, 1992, 260 Franklin began escrowing the payment of property management fees and lease commissions owed to an affiliate of the Corporate General Partner pursuant to the terms of the debt modification, which is more fully described in the Notes.

     The long-term mortgage loan in the original principal amount of approximately $75,000,000 plus accrued and deferred interest matured January 1, 1996. 260 Franklin, as of such date, began submitting the net operating cash flow of the property to the lender while seeking an extension or refinancing of the loan. Concurrent with such lender negotiations, 260 Franklin also began investigating market conditions to determine whether conditions were favorable for selling the property. However, it was determined that conditions were not favorable and the property continued to be held as investment property. The joint venture reached agreements with the lender for extensions of the mortgage loan through January 1, 1997 and again through January 1, 1998. In addition to substantially the same terms as were in effect prior to such extensions, the agreement required that the property submit net operating cash flow of the property to the lender. In addition, the lender indicated that it would not extend the loan beyond January 1, 1998. 260 Franklin and the Partnership believed that the value of the office building was less than the mortgage loan, and the Partnership did not intend to expend any additional funds of its own on the property. Accordingly, 260 Franklin began negotiations with the lender and an unaffiliated third party regarding the sale of the property to the unaffiliated third party. Due to the lender negotiations described above, the property was classified as held for sale or disposition as of July 1, 1997, and therefore, was not subject to continued depreciation as of that date.

     Effective January 1, 1998, 260 Franklin entered into a loan modification agreement with the lender in which the lender waived accrued unpaid interest owed for the period prior to January 1, 1998, which was approximately $17,200,000. On January 2, 1998, 260 Franklin disposed of, through a trust, the land, building and related improvements of the 260 Franklin Street Building. 260 Franklin transferred title to the land, building and improvements, and all other assets and liabilities related to the property in consideration of a discharge of the mortgage loan and receipt of $200 in cash. 260 Franklin expects to recognize in 1998 a gain on sale of approximately $23,200,000, in part as a result of previous impairment losses recognized by 260 Franklin in 1996 aggregating $11,145,446, and an extraordinary gain on forgiveness of indebtedness of approximately $17,200,000 for financial reporting purposes, of which the Partnership's share is approximately $6,960,000 and $5,160,000, respectively. In addition, 260 Franklin expects to recognize a gain of approximately $25,200,000 for Federal income tax reporting purposes, of which the Partnership's share is approximately $7,500,000, with no distributable proceeds in 1998. 260 Franklin and the Partnership have no future liability for any representations, warranties or covenants to the purchaser as a result of the sale.

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

     NEWPARK

     As a result of the acquisition by Federated Department Stores of the company which owned the Emporium Capwell store at NewPark Mall, Federated, which also owns the Macy's store at NewPark, approached the NewPark joint venture regarding a sale of the Emporium building. Simultaneously with its negotiations to acquire the Emporium Capwell building, the NewPark joint venture negotiated to sell the building to a national retail store owner. The transactions closed on April 22, 1997 and the joint venture received a lease termination fee of approximately $2,187,000, of which the Partnership's share was approximately $110,000.

     PALM DESERT TOWN CENTER

     The Partnership received its specified cash return relating to Palm Desert Town Center, which was being funded in part by the unaffiliated venture partner through December 31, 1994 pursuant to the terms of the applicable joint venture agreement. Since the unaffiliated venture partner's funding obligation expired at the end of 1994, the Partnership's share of cash flow from the joint venture has been dependent upon the operations of the property. Occupancy at the portion of the shopping center in which the Partnership owns an interest decreased to 88% at December 31, 1997 from 89% at December 31, 1996. Sales at the center have been negatively impacted during the last several quarters by new competition in the center's trade area. The increased competition has resulted in lower effective rents upon re-leasing of space. The center will continue to be subject to increased competition from new developments that are expected to be opening in the vicinity in the near future. In addition, the property's operations have been affected by tenant bankruptcies. The property has been producing cash flow.

     The joint venture continues to consider a possible expansion of the mall and restructuring of the ground lease and loan. In the event that the joint venture decides to proceed, the Partnership expects that it would utilize a portion of its available funds to pay for its share of costs. However, the Partnership is also discussing with the unaffiliated venture partner the possibility of a sale of the Partnership's interest in the joint venture. In this regard, the Partnership and Carlyle-XVII entered into an agreement with the unaffiliated venture partner, effective January 1, 1998, pursuant to which the Partnership and Carlyle-XVII granted the unaffiliated venture partner an option to acquire their interests in the joint venture. Pursuant to such option, the unaffiliated venture partner has the right (but not the obligation) to purchase all (but not less than all) of the Partnership's and Carlyle-XVII's interests in the joint venture by giving notice of its exercise of the option during the term of the option, which may extend through July 15, 1998. The aggregate purchase price for the interest is $7,000,000. In consideration for the option the unaffiliated venture partner is required to pay $58,333 for each month of the option term. The Partnership and Carlyle-XVII will share the consideration for the option and, if applicable, the purchase price in proportion to their respective capital contributions to the joint venture (i.e., approximately 85.8% for the Partnership and approximately $14.2% for Carlyle-XVII). Concurrently with the execution of the option agreement, the joint venture made a distribution to the Partnership and Carlyle-XVII in the aggregate amount of approximately $740,000 (of which the Partnership's share was approximately $635,000) which represents undistributed net cash flow of the joint venture through the end of 1997. All other funds and net cash flow of the joint venture during the term of the option are to be held by the joint venture for its use, and if the sale of the Partnership's and Carlyle-XVII's interests closes pursuant to the option agreement, such funds and net cash flow will inure to the benefit of the unaffiliated venture partner. The unaffiliated venture partner agreed to pay deficits of the joint ventures incurred in the ordinary course of its business that arise or accrue during the term of the option, to the extent that the joint venture's funds and net cash flow are insufficient to cover such deficits. The property is expected to operate near the break-even level during the term of the option. In general, the Partnership, Carlyle-XVII and the unaffiliated venture partner agreed not to sell or refinance the Palm Desert Town Center or engage in other actions outside the ordinary course of joint venture business, not to make any distribution of the joint venture's funds to its partners except for the distribution to the Partnership and Carlyle-XVII described above, and, unless consented to by all of the partners in the joint venture, not to amend or modify existing leases and other contracts, and not to enter into new leases or agreements, affecting the property during the term of the option. The unaffiliated venture partner may terminate the option by giving notice of termination to the Partnership and Carlyle-XVII, and under certain extraordinary circumstances involving a termination of the option, the Partnership and Carlyle-XVII may be obligated to refund the option consideration. In the event such a sale does occur, the Partnership and Carlyle-XVII would not participate in, or be required to pay a share of the costs of, an expansion of the mall and restructuring of the ground lease and mortgage loan for the joint venture. The Partnership could thereafter distribute a majority of the funds it currently holds as working capital reserves for the possible payment of its share of such costs. There is no assurance that the option will be exercised or that a sale of the Partnership's and Carlyle-XVII's interests in the joint venture will occur.

During the term of the option, the unaffiliated venture partner is entitled to pursue a possible expansion of the mall and restructuring of the ground lease and mortgage loan on its own, provided that no contracts are made effective prior to the exercise of the option and the close of escrow and no liability accrues to the Partnership or Carlyle-XVII from the unaffiliated venture partner's actions.

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

     The Partnership's goal of capital appreciation will not be achieved. Although the Partnership expects to distribute sale proceeds from the disposition of the Partnership's remaining investments in Palm Desert Town Center and NewPark Mall, aggregate distributions of sale and refinancing proceeds received by Holders of Interests over the entire term of the Partnership are expected to be significantly less than one-half of their
original investment.   However, in connection with the disposition of 260
Franklin the Holders of Interests will be allocated approximately $5,000,000 (or approximately $36 per limited partner interest) of gain for Federal income tax purposes even though there are no proceeds distributable from such disposition.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at December 31, 1997 as compared to December 31, 1996 is primarily due to the retained cash generated from operations at the Palm Desert Town Center.

     The decrease in interest, rents and other receivables and notes receivable as well as the increase in unearned rents at December 31, 1997 as compared to December 31, 1996 is primarily due to the timing of collection of certain revenues at the Palm Desert Town Center.

     The increase in accrued rents receivable at December 31, 1997 as compared to December 31, 1996 is primarily due to the Partnership recognizing rental income for certain major tenant leases at Palm Desert Town Center over the life of the lease on a straight-line basis rather than as due per the terms of their respective leases.

     The increase in accounts payable at December 31, 1997 as compared to December 31, 1996 is primarily due to the timing of payments for certain expenses at the Palm Desert Town Center.

     The increased deficit in investment in unconsolidated ventures, at equity, at December 31, 1997 as compared to December 31, 1996 is primarily due to the Partnership's share of the loss from operations of the 260 Franklin venture.

     The decrease in depreciation expense for the year ended December 31, 1997 as compared to the years ended December 31, 1996 and 1995 is due to no further depreciation expense being incurred on the Palm Desert Town Center as a result of this property being classified as "held for sale or disposition" on July 1, 1997 in accordance with SFAS 121 and therefore not subject to continued depreciation as of that date.

     The decrease in property operating expenses for the year ended December 31, 1997 as compared to the years ended December 31, 1996 and 1995 is primarily due to a decrease in the allowance for doubtful accounts in 1997 at the Palm Desert Town Center.

     The increase in amortization of deferred expenses for the years ended December 31, 1997 and 1996 as compared to the year ended December 31, 1995 is primarily due to additional deferred leasing commissions paid for new tenants at Palm Desert Town Center and the write-off of leasing commissions due to tenants vacating the mall.

     The decrease in management fees to corporate general partner for the year ended December 31, 1997 as compared to December 31, 1996 is due to lower distributions to partners from operations during 1997. The decrease in management fees to corporate general partner for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is due to the fact that the Partnership's distributions in 1996 were predominately from sales proceeds whereas the distributions in 1995 were predominately from operations, a portion of which was in the form of a management fee.

     The increase in general and administrative expenses for the year ended December 31, 1997 as compared to December 31, 1996 is primarily due to the write off of amounts due from the 260 Franklin venture deemed uncollectible as a result of the sale of the property in January 1998 and an increase in the reimbursable costs to affiliates of the general partners. The decrease in general and administrative expenses for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is attributable primarily to higher reimbursable costs in 1995 to affiliates of the general partners and the recognition in 1995 of certain additional prior year reimbursable costs to such affiliates.

     The decrease in Partnership's share of loss from operations of unconsolidated ventures for the year ended December 31, 1997 as compared to the year ended December 31, 1996 as well as the increase for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the Partnership's share of the provisions for value impairment of $3,343,634 and $430,000 recorded January 1, 1996 and June 30, 1996, respectively, regarding the 260 Franklin venture and the NewPark joint venture, respectively.

     The decrease in the venture partners' share of ventures' operations for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is due to an increase in net earnings at the Palm Desert Town Center primarily as a result of the decreases in depreciation expense and allowance for doubtful accounts, as discussed above. The decrease in venture partners' share of venture operations for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the change in the allocation of the losses under the venture agreement for Palm Desert. This is a result of the venture partner satisfying its obligations to contribute to the venture for operating deficits and the Partnership's and the affiliated partner's preferred returns in the fourth quarter of 1995.

     The gain on sale or disposition of Partnership's investment in unconsolidated venture for the year ended December 31, 1997 is due to recognition of a portion of the previously deferred gain on the sale of JMB/Owing's interest in Owings Mills and recognition of previously deferred gain from the collection of principal on the note receivable relating to the investment in 125 Broad. The gain on sale or disposition of Partnership's investment in unconsolidated venture for the year ended December 31, 1996 is primarily due to the recognition of gain on the sale of the Partnership's interest in Dunwoody Crossing Apartments and recognition of gain on the sale of JMB/Owing's interest in Owings Mills. The gain on sale or disposition of Partnership's investment in unconsolidated venture for the year ended December 31, 1995 represents the recognition of gain on sale of JMB/Owing's interest in Owings Mills.

     The loss on liquidation of joint venture for the year ended
December 31, 1997 represents loss recognized after the liquidation of the Partnership's interest in Villages Northeast Associates.

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



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                         (A LIMITED PARTNERSHIP)
                        AND CONSOLIDATED VENTURE

                                  INDEX

Independent Auditors' Report
Consolidated Balance Sheets, December 31, 1997 and 1996
Consolidated Statements of Operations, Years ended December 31,
  1997, 1996 and 1995
Consolidated Statements of Partners' Capital Accounts (Deficits),
  Years ended December 31, 1997, 1996 and 1995
Consolidated Statements of Cash Flows, Years ended December 31,
  1997, 1996 and 1995
Notes to Consolidated Financial Statements

                                                 SCHEDULE
                                                 --------

Consolidated Real Estate and Accumulated
  Depreciation. . . . . . . . . . . . . . . . .      III


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




                     260 FRANKLIN STREET ASSOCIATES

                      AN UNCONSOLIDATED VENTURE OF
              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI


                                  INDEX

Independent Auditors' Report
Balance Sheets, December 31, 1997 and 1996
Statements of Operations, Years ended December 31,
  1997, 1996 and 1995
Statements of Partners' Capital Accounts (Deficits),
  Years ended December 31, 1997, 1996 and 1995
Statements of Cash Flows, Years ended December 31,
  1997, 1996 and 1995
Notes to Financial Statements

                                                 SCHEDULE
                                                 --------

Real Estate and Accumulated Depreciation. . . .      III


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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - XVI and Consolidated Venture at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the consolidated financial statements, in 1996, the Partnership and its consolidated venture changed their method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.








                                    KPMG PEAT MARWICK LLP


Chicago, Illinois
March 25, 1998

                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                                          CONSOLIDATED BALANCE SHEETS

                                          DECEMBER 31, 1997 AND 1996

                                                    ASSETS
                                                    ------
                                                                              1997              1996
                                                                          ------------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .     $ 16,214,633       14,791,381
  Interest, rents and other receivables, net of allowances
    for doubtful accounts of approximately $710,147 and
    $939,124 at December 31, 1997 and 1996, respectively. . . . . . .           68,335          286,024
  Prepaid expenses and other assets . . . . . . . . . . . . . . . . .          111,897          132,414
                                                                          ------------     ------------
          Total current assets. . . . . . . . . . . . . . . . . . . .       16,394,865       15,209,819
                                                                          ------------     ------------

Investment property - Schedule III:
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . .            --          60,103,528
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . .            --          16,031,335
                                                                          ------------     ------------
          Total property held for investment,
            net of accumulated depreciation . . . . . . . . . . . . .            --          44,072,193

Property held for sale or disposition . . . . . . . . . . . . . . . .       43,146,694            --
                                                                          ------------     ------------

          Total investment property . . . . . . . . . . . . . . . . .       43,146,694       44,072,193
                                                                          ------------     ------------

Investment in unconsolidated ventures,
  at equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,904,784        1,962,277
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .          518,228          567,296
Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .          108,362          171,623
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .        2,755,038        2,535,978
                                                                          ------------     ------------

                                                                          $ 64,827,971       64,519,186
                                                                          ============     ============





                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                                    CONSOLIDATED BALANCE SHEETS - CONTINUED


                             LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                             -----------------------------------------------------

                                                                              1997              1996
                                                                          ------------      -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .     $    457,144          405,690
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .          987,066          735,053
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .          218,929          168,611
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .          410,797          414,854
                                                                          ------------     ------------
          Total current liabilities . . . . . . . . . . . . . . . . .        2,073,936        1,724,208

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .           66,157           66,518
Ground rent payable . . . . . . . . . . . . . . . . . . . . . . . . .        1,377,521        1,267,991
Investment in unconsolidated ventures, at equity. . . . . . . . . . .       12,771,462       11,341,551
Long-term debt, less current portion. . . . . . . . . . . . . . . . .       40,622,529       41,079,673
                                                                          ------------     ------------
Commitments and contingencies
          Total liabilities . . . . . . . . . . . . . . . . . . . . .       56,911,605       55,479,941

Venture partners' subordinated equity in ventures . . . . . . . . . .        3,751,845        3,740,111
Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . .           20,000           20,000
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .       (3,413,841)      (3,373,900)
      Cash distributions. . . . . . . . . . . . . . . . . . . . . . .       (1,443,873)      (1,432,178)
                                                                          ------------     ------------
                                                                            (4,837,714)      (4,786,078)
                                                                          ------------     ------------
  Limited partners:
      Capital contributions, net of offering costs. . . . . . . . . .      120,541,353      120,541,353
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .      (60,675,076)     (59,897,441)
      Cash distributions. . . . . . . . . . . . . . . . . . . . . . .      (50,864,042)     (50,558,700)
                                                                          ------------     ------------
                                                                             9,002,235       10,085,212
                                                                          ------------     ------------
          Total partners' capital accounts. . . . . . . . . . . . . .        4,164,521        5,299,134
                                                                          ------------     ------------
                                                                          $ 64,827,971       64,519,186
                                                                          ============     ============

                         See accompanying notes to consolidated financial statements.

                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                            1997             1996             1995
                                                        ------------     ------------     ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . . .    $10,693,118       11,005,766       10,812,438
  Interest income . . . . . . . . . . . . . . . . . .        743,729          790,506          808,937
                                                         -----------      -----------      -----------
                                                          11,436,847       11,796,272       11,621,375
                                                         -----------      -----------      -----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . .      5,070,238        4,919,196        5,100,070
  Depreciation. . . . . . . . . . . . . . . . . . . .      1,004,060        2,007,379        2,005,130
  Property operating expenses . . . . . . . . . . . .      4,625,426        5,138,083        5,123,395
  Professional services . . . . . . . . . . . . . . .        205,766          203,145          302,029
  Amortization of deferred expenses . . . . . . . . .        152,704          152,964          101,973
  Management fees to corporate general
    partner . . . . . . . . . . . . . . . . . . . . .         19,492           63,349          112,427
  General and administrative. . . . . . . . . . . . .        430,542          311,946          380,640
                                                         -----------      -----------      -----------
                                                          11,508,228       12,796,062       13,125,664
                                                         -----------      -----------      -----------
                                                             (71,381)        (999,790)      (1,504,289)
Partnership's share of loss from operations
  of unconsolidated ventures. . . . . . . . . . . . .       (975,721)      (5,190,635)        (871,169)
Venture partners' share of ventures' operations . . .        (11,734)         450,728          600,814
                                                         -----------      -----------      -----------
       Earnings (loss) before gains on sale
        or disposition of investment properties . . .     (1,058,836)      (5,739,697)      (1,774,644)
Gain on sale or disposition of Partnership's
  investment in unconsolidated venture. . . . . . . .        510,407        4,928,723          856,750
Loss on liquidation of unconsolidated venture . . . .       (269,147)           --               --
                                                         -----------      -----------      -----------
       Earnings (loss) before Partnership's
         share of extraordinary item from
          unconsolidated venture. . . . . . . . . . .       (817,576)        (810,974)        (917,894)

Partnership's share of extraordinary item
  from unconsolidated venture . . . . . . . . . . . .          --            (175,007)           --
                                                         -----------      -----------      -----------
       Net earnings (loss). . . . . . . . . . . . . .    $  (817,576)        (985,981)        (917,894)
                                                         ===========      ===========      ===========




                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                               CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                            1997             1996             1995
                                                        ------------     ------------     ------------

       Net earnings (loss) per limited
        partnership interest:
         Earnings (loss) before gains on
          sale or disposition of invest-
          ment properties . . . . . . . . . . . . . .    $     (7.24)          (39.26)          (12.14)
         Gain on sale or disposition of
           Partnership's investment in
           unconsolidated venture . . . . . . . . . .           3.60            34.77             6.04
         Loss on liquidation of unconsolidated
           venture. . . . . . . . . . . . . . . . . .          (1.90)           --               --
         Partnership's share of extraordinary
           item from unconsolidated venture . . . . .          --               (1.23)           --
                                                         -----------      -----------      -----------
               Net earnings (loss). . . . . . . . . .    $     (5.54)           (5.72)           (6.10)
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

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                         CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                   YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                         GENERAL PARTNERS                                        LIMITED PARTNERS
            ------------------------------------------------   ------------------------------------------------------
                                                              CONTRIBU-
                                                              TIONS, NET
                                                             OF OFFERING
                        NET                                   COSTS AND         NET
           CONTRI-    INCOME         CASH                      PURCHASE       INCOME       CASH
           BUTIONS    (LOSS)     DISTRIBUTIONS      TOTAL     DISCOUNTS       (LOSS)   DISTRIBUTIONS     TOTAL
          --------  ----------   -------------    --------   -----------    ---------- ------------- -----------
Balance
 (deficit)
 Decem-
 ber 31,
 1994 . . .$20,000  (3,129,431)    (1,300,486)  (4,409,917) 120,541,353    (58,238,035) (42,690,424)  19,612,894

Net earnings
 (loss) . .   --       (62,418)         --         (62,418)       --          (855,476)       --        (855,476)
Cash distri-
 butions
 ($17.25 per
 limited
 partnership
 interest).   --         --           (93,683)     (93,683)       --             --      (2,420,952)  (2,420,952)
           -------  ----------     ----------   ----------  -----------    -----------  -----------   ----------

Balance
 (deficit)
 Decem-
 ber 31,
 1995 . . . 20,000  (3,191,849)    (1,394,169)  (4,566,018) 120,541,353    (59,093,511) (45,111,376)  16,336,466

Net earnings
 (loss) . .   --      (182,051)         --        (182,051)       --          (803,930)       --        (803,930)
Cash distri-
 butions
 ($38.80 per
 limited
 partnership
 interest).   --         --           (38,009)     (38,009)       --             --      (5,447,324)  (5,447,324)
           -------  ----------     ----------   ----------  -----------    -----------  -----------   ----------





                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                   CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                         GENERAL PARTNERS                                        LIMITED PARTNERS
            ------------------------------------------------   ------------------------------------------------------
                                                              CONTRIBU-
                                                              TIONS, NET
                                                             OF OFFERING
                        NET                                   COSTS AND         NET
           CONTRI-    INCOME         CASH                      PURCHASE       INCOME       CASH
           BUTIONS    (LOSS)     DISTRIBUTIONS      TOTAL     DISCOUNTS       (LOSS)   DISTRIBUTIONS     TOTAL
          --------  ----------   -------------    --------   -----------    ---------- ------------- -----------

Balance
 (deficit)
 Decem-
 ber 31,
 1996 . . . 20,000  (3,373,900)    (1,432,178)  (4,786,078) 120,541,353    (59,897,441) (50,558,700)  10,085,212

Net earnings
 (loss) . .   --       (39,941)         --         (39,941)       --          (777,635)       --        (777,635)
Cash distri-
 butions
 ($2.18 per
 limited
 partnership
 interest).   --         --           (11,695)     (11,695)       --             --        (305,342)    (305,342)
           -------  ----------     ----------   ----------  -----------    -----------  -----------   ----------
Balance
 (deficit)
 Decem-
 ber 31,
 1997 . . .$20,000  (3,413,841)    (1,443,873)  (4,837,714) 120,541,353    (60,675,076) (50,864,042)   9,002,235
           =======  ==========     ==========   ==========  ===========    ===========  ===========   ==========









                           See accompanying notes to consolidated financial statements.


                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                             1997             1996            1995
                                                         ------------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . .    $   (817,576)        (985,981)       (917,894)
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . .       1,004,060        2,007,379       2,005,130
    Amortization of deferred expenses . . . . . . . .         152,704          152,964         101,973
    Partnership's share of loss from operations
      of unconsolidated ventures,
      net of distributions. . . . . . . . . . . . . .         975,721        5,426,672         871,169
    Venture partners' share of ventures'
      operations and gain on sale . . . . . . . . . .          11,734         (450,728)       (600,814)
    Gain on sale or disposition of Partner-
      ship's investment in unconsolidated
      venture . . . . . . . . . . . . . . . . . . . .        (510,407)      (4,928,723)       (856,750)
    Loss on liquidation of unconsolidated
      venture . . . . . . . . . . . . . . . . . . . .         269,147            --              --
    Partnership's share of extraordinary item
      from unconsolidated venture . . . . . . . . . .           --             175,007           --
    Changes in:
      Interest, rents and other receivables . . . . .         217,689          343,921         (35,775)
      Prepaid expenses and other assets . . . . . . .          20,517           46,530         (22,035)
      Notes receivable. . . . . . . . . . . . . . . .          63,261           33,795          42,432
      Accrued rents receivable. . . . . . . . . . . .        (219,060)        (417,981)       (338,546)
      Accounts payable. . . . . . . . . . . . . . . .         252,013          208,310          48,570
      Accrued interest. . . . . . . . . . . . . . . .          (4,057)         (96,978)         47,449
      Unearned rents. . . . . . . . . . . . . . . . .          50,318          168,611           --
      Tenant security deposits. . . . . . . . . . . .            (361)          18,568         (30,456)
      Ground rent payable . . . . . . . . . . . . . .         109,530          208,991         169,273
                                                          -----------      -----------      ----------
          Net cash provided by (used in) operating
            activities. . . . . . . . . . . . . . . .       1,575,233        1,910,357         483,726
                                                          -----------      -----------      ----------





                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                             1997             1996            1995
                                                         ------------      -----------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases)
    of short-term investments . . . . . . . . . . . .           --               --            783,716
  Additions to investment property. . . . . . . . . .         (78,561)          (3,205)        (39,186)
  Payment of deferred expenses. . . . . . . . . . . .        (103,636)        (160,351)       (227,579)
  Partnership's distributions from
    unconsolidated ventures and proceeds
    from sale of investment property. . . . . . . . .         752,943        5,160,000       1,320,630
  Partnership's contributions to
    unconsolidated ventures . . . . . . . . . . . . .           --              (4,422)       (135,000)
                                                          -----------      -----------      ----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . . .         570,746        4,992,022       1,702,581
                                                          -----------      -----------      ----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . .        (405,690)        (360,031)       (319,509)
  Venture partners' distributions from venture. . . .                            --            (21,679)
  Venture partners' contributions to venture. . . . .                            --            137,096
  Distributions to limited partners . . . . . . . . .        (305,342)      (5,447,324)     (2,420,952)
  Distributions to general partners . . . . . . . . .         (11,695)         (38,009)        (93,683)
                                                          -----------      -----------      ----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . . .        (722,727)      (5,845,364)     (2,718,727)
                                                          -----------      -----------      ----------
          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . . .       1,423,252        1,057,015        (532,420)
          Cash and cash equivalents,
            beginning of the year . . . . . . . . . .      14,791,381       13,734,366      14,266,786
                                                          -----------      -----------      ----------
          Cash and cash equivalents,
            end of the year . . . . . . . . . . . . .     $16,214,633       14,791,381      13,734,366
                                                          ===========      ===========      ==========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . .     $ 5,074,295        5,016,174       5,052,621
                                                          ===========      ===========      ==========
  Non-cash investing and financing activities . . . .     $    --                --              --
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

              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                         (A LIMITED PARTNERSHIP)
                        AND CONSOLIDATED VENTURE

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1997, 1996 and 1995


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds (through joint ventures) real estate investments. Business activities consist of rentals to a wide variety of commercial and retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs not later than December 31, 1999.

      The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned venture, JMB/Hahn PDTC Associates, L.P. ("Palm Desert"). The effect of all transactions between the Partnership and its consolidated venture has been eliminated.

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

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the venture as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended
December 31, 1997 and 1996 is summarized as follows:


                                                     1997                              1996
                                      -------------------------------  -------------------------------
                                                          TAX BASIS                         TAX BASIS
                                         GAAP BASIS      (UNAUDITED)      GAAP BASIS       (UNAUDITED)
                                        ------------     -----------     ------------      -----------
Total assets. . . . . . . . . . . .      $64,827,971      78,664,247       64,519,186       78,664,247

Partners' capital accounts
  (deficits):
    General partners. . . . . . . .       (4,837,714)     (2,311,670)      (4,786,078)       2,501,133
    Limited partners. . . . . . . .        9,002,235      31,758,797       10,085,212       33,982,205

Net earnings (loss):
    General partners. . . . . . . .          (39,941)        201,157         (182,051)         276,297
    Limited partners. . . . . . . .         (777,635)     (1,918,067)        (803,930)       6,577,927

Net earnings (loss) per
  limited partnership
  interest. . . . . . . . . . . . .            (5.54)         (13.67)           (5.72)           46.87
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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($14,103,210 at December 31, 1997 and $13,477,600 at December 31,
1996) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     The Partnership acquired, through joint ventures, interests in three contiguous apartment complexes, three office buildings and three shopping centers. One office building and one shopping center had been sold prior to January 1, 1994. During 1994, the Partnership, through its indirect ownership of JMB/125, assigned its interest in the 125 Broad Street Building. During 1996, the Partnership, through the Villages Northeast joint venture, sold its interest in the Dunwoody Crossing Apartments. All of the properties owned at December 31, 1997 were in operation. The 260 Franklin building was sold in January 1998. The cost of the investment properties represents the total cost to the Partnership or its ventures plus miscellaneous acquisition costs.

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

     Under the prior accounting policy, provisions for value impairment were recorded with respect to investment properties whenever the estimated future cash flows from a property's operations and projected sale were less than the property's carrying value. The amount of any such impairment loss recognized by the Partnership was limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 is determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property with the related extinguishment of the long-term debt for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain for financial reporting purposes (comprised of gain on extinguishment of debt and gain or loss on the sale or disposition of property) to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

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

     As of July 1, 1997, the Partnership and its consolidated venture had committed to a plan to sell or dispose of their remaining investment property. Accordingly, the property has been classified as held for sale or disposition as of such date in the accompanying consolidated financial statements. The results of operations, net of venture partners' share, for this property were $21,165, ($812,922) and ($847,114) for the years ended December 31, 1997, 1996 and 1995, respectively.

     In addition, for the years ended December 31, 1997, 1996 and 1995 the accompanying consolidated financial statements include ($1,070,949), ($4,740,387) and ($832,314), respectively, of the Partnership's share of total property operations of ($3,896,479), ($16,145,783) and ($3,804,822), respectively, for unconsolidated properties which are held for sale or disposition as of December 31, 1997 or have been sold or disposed of during the past three years.

     The investment properties are pledged as security for the long-term debt, for which generally there is no recourse to the Partnership.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. These standards became effective for reporting periods after December 15, 1997. As the Partnership's capital structure only has general and limited partnership interests, the Partnership will not experience any significant impact on its consolidated financial statements.

VENTURE AGREEMENTS - GENERAL

     The Partnership entered into five joint venture agreements (JMB/Owings, JMB/125, 260 Franklin, Villages Northeast and JMB/NewPark) directly or indirectly with Carlyle Real Estate Limited Partnership - XV ("Carlyle-XV") (and for JMB/125, Carlyle Advisors, Inc.), and two (JMB/Warner Center Associates and Palm Desert) with Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"). Carlyle-XV and Carlyle-XVII are each sponsored by the Corporate General Partner. The terms of these affiliated joint venture agreements provide, in general, that the benefits and obligations of ownership, including tax effects, net cash receipts and net sale and refinancing proceeds and capital contribution obligations, are allocated or distributed, as the case may be, between the Partnership and the affiliated partner in proportion to their respective capital contributions to the affiliated venture. Pursuant to such agreements, the Partnership made capital contributions aggregating $137,944,640 through December 31, 1997.

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

     The Partnership acquired, through the above ventures, three apartment complexes, three office buildings and three shopping centers. In 1993, the Partnership through JMB/Owings, sold its interest in Owings Mills Mall and through JMB/Warner Center Associates sold the Blue Cross Building. In 1994, the Partnership through its indirect ownership of JMB/125 assigned its interest in the 125 Broad Street Building. During 1996, the Partnership, through the Villages Northeast joint venture, sold its interest in the Dunwoody Crossing Apartments. In January 1998, the Partnership disposed of its interest in 260 Franklin. Certain of the ventures' properties have been financed under various long-term debt arrangements as described in the Notes and in the Notes to Financial Statements of 260 Franklin Street Associates filed with this report.

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

     In November 1994, the Partnership through its indirect ownership of JMB/125 assigned its interest in the 125 Broad Street Building to the venture partners.

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

     Due to the O&Y partners' previous failure to advance necessary funds to 125 Broad as required under the joint venture agreement, 125 Broad in June 1992 defaulted on certain mortgage obligations on November 15, 1994, effective as of October 31, 1994, JMB/125 and certain affiliates of O&Y reached an agreement to settle their disputes regarding 125 Broad and its property. Under the terms of the agreement, JMB/125 assigned its interest in 125 Broad to an affiliate of O&Y and released the O&Y partners from any claims related to 125 Broad. In return, JMB/125 received an unsecured promissory note in the principal amount of $5 million bearing simple interest at 4.5% per annum with all principal and accrued interest due at maturity in October 1999, subject to mandatory prepayments of principal and interest or acceleration of the maturity date under certain circumstances. As of December 31, 1994, the note had been fully reserved for by JMB/125. In addition, JMB/125 received a release from any claims of certain O&Y affiliates and generally was to be indemnified against any liability as a general partner of 125 Broad. JMB/125 was also relieved of any obligation to contribute cash to 125 Broad in the amount of its deficit capital account balance. Affiliates of O&Y subsequently filed a prearranged bankruptcy plan for reorganization of 125 Broad under Chapter 11 of the Bankruptcy Code in order to facilitate 125 Broad's transfer of the office building to the mortgage lender in satisfaction of the mortgage debt and other claims. In January 1995, the plan for reorganization was approved by the bankruptcy court, was consummated, and the bankruptcy case was concluded. As a result of the assignment of its interest, JMB/125 no longer has an ownership interest in the office building.

     In October 1995, the makers of the $5 million promissory note payable to JMB/125 filed for protection from creditors under Chapter 11 of the Bankruptcy Code. Pursuant to the bankruptcy reorganization of the makers of the note, JMB/125, as an unsecured creditor, received limited partnership interests and a convertible note receivable in a reorganized entity that has majority or controlling interests in six office buildings in New York, New York and Boston, Massachusetts. The assigned value, as of the bankruptcy confirmation date, of the interests and note received by

JMB/125 was approximately $400,000. The convertible note was fully reserved due to the uncertainty of the realizable value of the note. In June 1997, the convertible note receivable for $297,000 was collected on by JMB/125 resulting in the recognition of gain, of which the Partnership's share is $116,436.

     JMB/OWINGS

     In December 1985, the Partnership, through the JMB/Owings joint venture partnership, acquired an interest in an existing joint venture partnership ("Owings Mills") which owned an interest in an enclosed regional shopping center. JMB/Owings's original cash investment was $7,000,000, of which the Partnership's share was $3,500,000. On June 30, 1993, JMB/Owings sold its interest in Owings Mills Shopping Center as described below.

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

     The net cash proceeds and gain from sale of the interest was allocated 50% to the Partnership and 50% to Carlyle-XV in accordance to the JMB/Owings partnership agreement. For financial reporting purposes, JMB/Owings recognized, on the date of sale, gain of $5,254,855, of which the Partnership's share was $2,627,427, attributable to JMB/Owings being relieved of its obligations under the Owings Mills partnership agreement pursuant to the terms of the sale agreement. JMB/Owings adopted the cost recovery method until such time as the purchaser's initial investment was sufficient in order to recognize additional gain under Statement of Financial Accounting Standards No. 66 ("SFAS 66"). At December 31, 1994, the total deferred gain of JMB/Owings including principal and interest payments of $1,858,572 received and distributed through December 31, 1994 was $10,305,310, of which the Partnership's share was $5,152,655. As JMB/Owings collected a sufficient amount of the purchaser's initial investment, at March 31, 1995, the joint venture adopted the installment method for the recognition of the remaining deferred gain. JMB/Owings recognized $787,942, $870,121 and $1,713,501 of deferred gain and $494,172,
$527,237 and $1,501,936 of interest income for the years ended December 31, 1997, 1996 and 1995, respectively, of which the Partnership's share of deferred gain was $393,971, $435,060 and $856,750 and the Partnership's share of interest income was $247,086, $263,619 and $750,968, respectively.

     260 FRANKLIN (disposed 1/2/98)

     In May 1986, the Partnership, through the 260 Franklin joint venture partnership, acquired an interest in an office building in Boston, Massachusetts known as the 260 Franklin Street Building.

     The property was subject to a first mortgage loan in the original principal amount of $75,000,000. 260 Franklin's original cash investment (exclusive of acquisition costs) was approximately $35,000,000 of which the Partnership's share was approximately $10,500,000.

     An affiliate of the General Partner managed the property until December 1994 for a fee computed at 3% of the property's gross receipts. Beginning January 1, 1992, 260 Franklin Street was escrowing the payment of property management fees and leasing commissions to the affiliate pursuant to the terms of the debt modification described below. In December 1994, the affiliated property manager sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. The property was then managed by the purchaser of the affiliate's assets on the same terms provided in the property management agreement, with the payment of the management fees guaranteed by JMB in 1995. Beginning in January 1996, the unaffiliated property manager was paid management fees by the property. Reference is made to the Notes to the Financial Statements of 260 Franklin Street Associates.

     The long-term mortgage note secured by the 260 Franklin Street Building, as modified in December 1991, provided for monthly payments of interest only based upon the then outstanding balance at a rate of 8% per annum. Upon maturity, 260 Franklin was obligated to pay an amount sufficient to provide the lender with an 11% per annum yield on the mortgage note from January 1, 1991. In addition, upon maturity, 260 Franklin was obligated to pay to the lender a residual interest amount equal to 60% of the highest amount, if any, of (i) net sales proceeds, (ii) net refinancing proceeds, or (iii) net appraisal value, as defined. 260 Franklin has been required to (i) escrow excess cash flow from operations (computed without a deduction for property management fees and leasing commissions), beginning in 1991, to cover future cash flow deficits, (ii) make an initial contribution to the escrow account of $250,000, of which the Partnership's share was $75,000, and (iii) make annual escrow contributions, through January 1995, of $150,000, of which the Partnership's share was $45,000. The escrow account ($202,378 at December 31, 1997 including accrued interest) was to be used to cover the cost of capital and tenant improvements and lease inducements (approximately $5,045,000 used as of December 31, 1997) as defined. The balance of the escrowed funds remaining at December 31, 1997 was used for the payment of interest due to the lender as described above.

     The long-term mortgage loan in the original principal amount of approximately $75,000,000 matured January 1, 1996. 260 Franklin, as of such date, began submitting the net operating cash flow of the property to the lender while seeking an extension or refinancing of the loan. The joint venture reached an agreement with the lender for an extension of the mortgage loan through January 1, 1997 and again through January 1, 1998.
In addition to substantially the same terms as were in effect prior to such extensions, the agreement required that the property submit net operating cash flow of the property to the lender. In addition, the lender had indicated that it would not extend the loan beyond January 1, 1998. 260 Franklin and the Partnership believed that the value of the office building was less than the mortgage loan, and the Partnership did not intend to expend any additional funds of its own on the property. Accordingly, 260 Franklin entered negotiations with the lender and an unaffiliated third party regarding the sale of the property to the unaffiliated third party. Effective January 1, 1998, the joint venture entered into a loan modification agreement with the lender in which the lender waived accrued unpaid interest owed for the period prior to January 1, 1998, which was approximately $17,200,000.

     On January 2, 1998, 260 Franklin Street Associates disposed of, through a trust, the land, building and related improvements of the 260 Franklin Street Building. 260 Franklin transferred title to the land, building and improvements, and all other assets and liabilities related to the property in consideration of a discharge of the mortgage loan and receipt of $200 in cash. 260 Franklin expects to recognize in 1998 a gain on sale of approximately $23,200,000, in part as a result of previous impairment losses recognized by the joint venture in 1996 aggregating $11,145,446, and an extraordinary gain on forgiveness of indebtedness of approximately $17,200,000 for financial reporting purposes, of which the Partnership's share is approximately $6,960,000 and $5,160,000, respectively. In addition, 260 Franklin expects to recognize a gain of approximately $25,200,000 for Federal income tax reporting purposes, of which the Partnership's share is approximately $7,500,000, with no distributable proceeds in 1998. 260 Franklin and the Partnership have no future liability for any representations, warranties or covenants to the purchaser as a result of the sale.

     The office market in the Financial District of Boston remains competitive due to the new office building developments and lay-offs, cutbacks and consolidations by financial service companies. The effective rental rates achieved upon re-leasing have been substantially below the rates which were received under the previous leases for the same space. Therefore, 260 Franklin recorded a provision for value impairment of $11,145,446 as of January 1, 1996, of which the Partnership's share is $3,343,634, to reflect the then estimated fair value of the property based upon the use of an appropriate capitalization rate applied to the property's net operating income. Due to the lender negotiations described above, the property had been classified as held for sale or disposition as of July 1, 1997, and therefore, was not subject to continued depreciation after such date.

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

     Villages Northeast acquired its interest in the apartment complexes from an affiliate of the developer subject to an existing first mortgage loan secured by the Dunwoody Crossing (Phase II) Apartments.

     As contemplated at the time of acquisition, in September 1987 an additional mortgage loan was obtained in the amount of $21,000,000 and was secured by the Dunwoody (Phase I and III) Apartments. After such financing, Villages Northeast's cash investment was approximately
$15,398,000, of which the Partnership's share was approximately $4,619,000.

The Phase I and III note bore interest at a rate of 9.75% per annum and required monthly debt service payments of $180,425 representing principal and interest until October 1, 1994, when the entire outstanding principal balance of $20,692,324 and any unpaid interest was due. Villages Northeast negotiated an extension of the mortgage loan until December 15, 1994 and then reached an agreement with the existing lender for a new loan, which required monthly payments of principal and interest (8.65% per annum) of $171,737 beginning February 15, 1995 and continuing through November 15, 1997, when the remaining balance was payable. The Dunwoody (Phase II) Apartments secured a $9,800,000 first mortgage loan, which bore interest of 7.64% per annum, and required monthly payments of principal and interest of $73,316 through November 1, 1997, when the remaining balance was payable.

     Villages Northeast was entitled to a cumulative preferred return of annual net cash receipts (as defined) from the properties. Villages Northeast received cash distributions from property operations through May 7, 1996. After Villages Northeast received its preferential return, the unaffiliated venture partner was entitled to a non-cumulative return on its interest in the venture; additional net cash receipts were shared in a ratio relating to the ownership interests of Villages Northeast (90%) and its unaffiliated venture partner (10%). Villages Northeast also had preferred positions (related to Villages Northeast's investment in Post Associates) with respect to distribution of net sale or refinancing proceeds from Post Associates. Operating profits and losses, in general, were allocable 90% to Villages Northeast and 10% to the unaffiliated venture partner, except that certain expenses paid for out of Villages Northeast's cash payments were allocable solely to Villages Northeast and certain costs of operations paid for out of capital contributions, if any, of the unaffiliated venture partner were allocable solely to it.

     On May 7, 1996, the Partnership sold (through the Villages Northeast venture) the Dunwoody apartment complex to the unaffiliated venture partner, pursuant to such venture partner's right of first refusal, for $47,000,000 less brokerage commissions, transfer taxes and legal fees of approximately $470,000. Approximately $30,900,000 of the sales proceeds were utilized to retire the mortgage debt including a prepayment penalty of approximately $435,000 (of which the Partnership's share of approximately $130,500 was included as an extraordinary item in the Partnership's 1996 consolidated financial statements). Additionally, approximately $787,000 (of which the Partnership's share was approximately $236,000) was paid to the State of Georgia on behalf of the Holders of Interests for withholding tax related to the sale. As a result of the sale, the Partnership recognized a gain of approximately $4,300,000 for financial reporting purposes and a gain of approximately $8,600,000 for Federal income tax purposes in 1996. The Partnership made a distribution of $30 per Interest from the net sales proceeds of this sale in August 1996. In 1997, the Partnership recognized a loss of approximately $269,000 for financial reporting purposes resulting from the liquidation of Villages Northeast.

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

     As a result of the acquisition by Federated Department Stores of the company which owned the Emporium Capwell store at NewPark Mall, Federated, which also owns the Macy's store at NewPark, approached the NewPark joint venture regarding a sale of the Emporium building. Simultaneously with its negotiations to acquire the Emporium Capwell building, the NewPark joint venture negotiated to sell the building to a national retail store owner. The transactions closed on April 22, 1997 and the joint venture received a lease termination fee of approximately $2,187,000, of which the Partnership's share was approximately $110,000.

     In response to uncertainty concerning the NewPark joint venture's ability to recover the net carrying value of the NewPark Mall investment property through future operations or sale and since the NewPark joint venture expects to dispose of the property not later than 1999, the NewPark joint venture, in accordance with SFAS 121, recorded a provision for value impairment at June 30, 1996 in the amount of $8,600,000 of which the Partnership's share is $430,000. Such provision was recorded to reduce the venture's carrying value of the investment property to the then estimated fair market value of the property based upon an analysis of discounted estimated future cash flows over the projected holding period.

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

     The portion of the shopping center owned by Palm Desert is currently subject to a first mortgage loan from an institutional lender with an outstanding principal balance of approximately $40,623,000 and $41,080,000 at December 31, 1997 and 1996, respectively. The loan provides for fixed interest at the rate of 12% per annum and monthly payments of principal and interest of $446,842 until January 1, 2019, when the loan will have been fully amortized.

     The land underlying the shopping center is owned by the lender under the first mortgage loan. Palm Desert leases the land by assignment of an existing ground lease which has a term through December 2038 and provides for minimum annual rental payments of $900,000, as well as for additional rental payments for each calendar year equal to 50% of the amount by which certain of the ground lessee's gross receipts from the shopping center exceed $6,738,256. Total ground rent expense for the years ended
December 31, 1997, 1996 and 1995 was $1,312,906, 1,293,112 and $1,261,322,
respectively. The ground lease provides for two 10-year extensions at the option of the lessee. The ground lease does not provide for any option on the part of Palm Desert to purchase the land.

     Operating profits and losses, in general, are allocable in proportion to the amount of net cash flow distributed to the partners of Palm Desert, or, if there are no distributions of net cash flow, generally 75% to the Partnership and Carlyle-XVII and 25% to the joint venture partner, except that the deductions allocable with respect to certain expenses are allocable to the partner whose contributions are used to pay such expenses. For 1997, 1996 and 1995, losses were allocated 75% to the Partnership and Carlyle-XVII and 25% to the joint venture partner as there were no distributions made to the partner in 1996 and 1995.

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

     The Partnership and Carlyle-XVII entered into an agreement with the unaffiliated venture partner, effective January 1, 1998, pursuant to which the Partnership and Carlyle-XVII granted the unaffiliated venture partner an option to acquire their interests in the joint venture. Pursuant to such option, the unaffiliated venture partner has the right (but not the obligation) to purchase all (but not less than all) of the Partnership's and Carlyle-XVII's interests in the joint venture by giving notice of its exercise of the option during the term of the option, which may extend through July 15, 1998. The aggregate purchase price for the interest is $7,000,000. In consideration for the option the unaffiliated venture partner is required to pay $58,333 for each month of the option term. The Partnership and Carlyle-XVII will share the consideration for the option and, if applicable, the purchase price in proportion to their respective capital contributions to the joint venture (i.e., approximately 85.8% for the Partnership and approximately $14.2% for Carlyle-XVII). Concurrently with the execution of the option agreement, the joint venture made a distribution to the Partnership and Carlyle-XVII in the aggregate amount of approximately $740,000 (of which the Partnership's share was approximately $635,000), which represents undistributed net cash flow of the joint venture through the end of 1997. All other funds and net cash flow of the joint venture during the term of the option are to be held by the joint venture for its use, and if the sale of the Partnership's and Carlyle-XVII's interests closes pursuant to the option agreement, such funds and net cash flow will inure to the benefit of the unaffiliated venture partner. The unaffiliated venture partner agreed to pay deficits of the joint venture incurred in the ordinary course of its business that arise or accrue during the term of the option, to the extent that the joint venture's funds and net cash flow are insufficient to cover such deficits. The property is expected to operate near the break-even level during the term of the option. In general, the Partnership, Carlyle-XVII and the unaffiliated venture partner agreed not to sell or refinance the Palm Desert Town Center or engage in other actions outside the ordinary course of joint venture business, not to make any distribution of the joint venture's funds to its partners except for the distribution to the Partnership and Carlyle-XVII described above, and, unless consented to by all of the partners in the joint venture, not to amend or modify existing leases and other contracts, and not to enter into new leases or agreements, affecting the property during the term of the option. The unaffiliated venture partner may terminate the option by giving notice of termination to the Partnership and Carlyle-XVII, and under certain extraordinary circumstances involving a termination of the option, the Partnership and Carlyle-XVII may be obligated to refund the option consideration. In the event such a sale does occur, the Partnership and Carlyle-XVII would not participate in, or be required to pay a share of the costs of, an expansion of the mall and restructuring of the ground lease and mortgage loan for the joint venture. The Partnership could thereafter distribute a majority of the funds it currently holds as working capital reserves for the possible payment of its share of such costs. There is no assurance that the option will be exercised or that a sale of the Partnership's and Carlyle-XVII's interests in the joint venture will occur. During the term of the option, the unaffiliated venture partner is entitled to pursue a possible expansion of the mall and restructuring of the ground lease and mortgage loan on its own, provided that no contracts are made effective prior to the exercise of the option and the close of escrow and no liability accrues to the Partnership or Carlyle-XVII from the unaffiliated venture partner's actions.

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


LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1997 and 1996:

                                                  1997          1996
                                               -----------   -----------
12% per annum mortgage note; secured by
  the Palm Desert Town Center; payable
  in monthly installments of principal
  and interest of $446,842 until paid
  in full in January 2019 . . . . . . . . .    $41,079,673    41,485,363

        Less current portion of
          long-term debt. . . . . . . . . .        457,144       405,690
                                               -----------   -----------

        Total long-term debt. . . . . . . .    $40,622,529    41,079,673
                                               ===========   ===========

     Five year maturities of long-term debt are summarized as follows:

                    1998. . . . . . . .       $457,144
                    1999. . . . . . . .        515,121
                    2000. . . . . . . .        580,451
                    2001. . . . . . . .        654,066
                    2002. . . . . . . .        737,018
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


LEASES - AS PROPERTY LESSOR

     At December 31, 1997, the Partnership and its consolidated venture's principal asset is a shopping center. The Partnership has determined that all leases are properly classified as operating leases; therefore rental income is reported when earned and the cost of the property, excluding the cost of land, is depreciated over the estimated useful lives. Leases with tenants at Palm Desert Town Center range in term from one to twenty-five years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, the leases generally provide for additional rent based upon percentages of tenants' sales volumes over certain specified amounts. A substantial portion of the ability of the tenants at Palm Desert Town Center to honor their leases is dependent upon the retail economic sector.

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit in excess of specific reimbursements, to be received in the future under the above operating commercial lease agreements are as follows:

               1998 . . . . . . . . . . . . . . . . .    $ 6,849,584
               1999 . . . . . . . . . . . . . . . . .      6,248,612
               2000 . . . . . . . . . . . . . . . . .      5,866,075
               2001 . . . . . . . . . . . . . . . . .      5,507,067
               2002 . . . . . . . . . . . . . . . . .      5,170,491
               Thereafter . . . . . . . . . . . . . .     15,431,408
                                                         -----------
                                                         $45,073,237
                                                         ===========

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

In addition to cash payments due, periodic ground rent expense also reflects an adjustment equal to 50% of the net change in accrued rents receivable. Total ground rent expense for the years ended December 31, 1997, 1996 and 1995 was $1,312,906, $1,293,112 and $1,261,322,
respectively. Actual cash payments for 1997, 1996 and 1995 were $1,203,376, $1,084,121 and $1,092,049, respectively.

     Future minimum rental commitments under the lease are as follows:

                 1998 . . . . . . . . . . . . $   900,000
                 1999 . . . . . . . . . . . .     900,000
                 2000 . . . . . . . . . . . .     900,000
                 2001 . . . . . . . . . . . .     900,000
                 2002 . . . . . . . . . . . .     900,000
                 Thereafter . . . . . . . . .  32,400,000
                                              -----------
                                              $36,900,000
                                              ===========

TRANSACTIONS WITH AFFILIATES

     The General Partners received distributions from the operations of the Partnership in the amount of $11,695, $38,009 and $93,683 for 1997, 1996 and 1995, respectively.

     Certain of the Partnership's properties have been managed by an affiliate of the General Partners for fees computed as a percentage of certain rents received by the properties. In December 1994, the affiliated property manager sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets acted as the property manager of Dunwoody Crossing Apartments (Phases I, II and III) (prior to its sale in May 1996) and 260 Franklin Office Building (prior to its sale in January 1998) after the sale of the affiliated property manager's assets on the same terms that existed prior to such sale. JMB guaranteed payment of such property management fees.

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates for the years ending December 31, 1997, 1996 and 1995 are as follows:

                                                            UNPAID AT
                                                           DECEMBER 31,
                             1997       1996        1995      1997
                           --------   --------    -------- ------------
Management fees to
 Corporate General
 Partners . . . . . . . . .$ 19,492     63,349     112,427        --
Insurance commissions . . .  29,843     28,153      28,811        --
Reimbursement (at cost)
 for accounting services. .   5,767      4,553      93,892       1,340
Reimbursement (at cost)
 for portfolio
 management services. . . .  28,839     23,481      31,844       7,380
Reimbursement (at cost)
 for legal services . . . .   8,276      4,357       7,213       2,178
Reimbursement (at cost)
 for administrative
 charges and other
 out-of-pocket expenses . .   --         --        110,709        --
                           --------    -------     -------      ------
                           $ 92,217    123,893     384,896      10,898
                           ========    =======     =======     ======

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary combined financial information for JMB/125 (through the effective date of assignment - October 31, 1994), JMB/Owings, 260 Franklin, Villages Northeast (prior to its sale in May 1996) and JMB/NewPark are as follows:

                                          1997              1996
                                       -----------      ------------

Current assets. . . . . . . . . .     $  8,713,279        12,006,191
Current liabilities . . . . . . .      (95,517,660)      (93,167,248)
                                      ------------      ------------
    Working capital . . . . . . .      (86,804,381)      (81,161,057)
                                      ------------      ------------

Deferred expenses and accrued
 rents receivable . . . . . . . .        2,314,565         2,227,784
Ventures partners' (equity)
 deficit. . . . . . . . . . . . .        9,247,047         2,602,219
Investment properties, net. . . .      124,664,551       127,144,504
Other liabilities . . . . . . . .         (288,460)         (192,852)
Long-term debt. . . . . . . . . .      (60,000,000)      (60,000,000)
                                      ------------      ------------
    Partnership's capital
     (deficit). . . . . . . . . .     $(10,866,678)       (9,379,402)
                                      ============      ============
Represented by:
  Invested capital. . . . . . . .     $ 58,008,483        58,008,483
  Cumulative cash distributions .      (27,932,511)      (27,179,568)
  Cumulative losses . . . . . . .      (40,942,650)      (40,208,317)
                                      ------------      ------------
                                      $(10,866,678)       (9,379,402)
                                      ============      ============
Total income. . . . . . . . . . .     $ 26,087,701        26,526,465
Expenses. . . . . . . . . . . . .       28,106,925        47,299,819
                                      ------------      ------------
                                        (2,019,224)      (20,773,354)
Gain on sale or disposition
  of investment in uncon-
  solidated ventures. . . . . . .          787,943        15,258,640
                                      ------------      ------------
    Net earnings (loss) . . . . .     $ (1,231,281)       (5,514,714)
                                      ============      ============
Partnership's share of
  earnings (loss) . . . . . . . .     $   (734,333)         (432,499)
                                      ============      ============

     Additionally, for the year ended December 31, 1995, total income was $32,780,960, expenses were $37,312,297, the gain on sale on investment in unconsolidated ventures was $1,713,501 and the net earnings (loss) was $(2,817,836) for the unconsolidated ventures listed above.

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

                                               DECEMBER 31, 1997






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
SHOPPING
 CENTER:
Palm Desert
 Town Center
 Palm Desert
 (Palm Springs),
 California . . $41,079,673       -- (C)    59,184,329         997,760      --        60,182,089    60,182,089
                ===========   ==========    ==========         =======  ==========    ==========    ==========


                                                                              SCHEDULE III - CONTINUED
                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                               DECEMBER 31, 1997





                                                                             LIVES ON WHICH
                                                                              DEPRECIATION
                                                                               IN LATEST
                                                                                INCOME              1997
                            ACCUMULATED            DATE OF         DATE       STATEMENT IS       REAL ESTATE
                           DEPRECIATION(E)      CONSTRUCTION     ACQUIRED      COMPUTED             TAXES
                          ----------------      ------------    ----------  ---------------      -----------
SHOPPING CENTER:
 Palm Desert Town
  Center
  Palm Desert
  (Palm Springs),
  California. . . . . . .      $17,035,395         1983           12/23/88       5-30 YEARS          431,981
                               ===========                                                           =======

Notes:
    (A)    The initial cost to the Partnership represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

    (B)    The aggregate cost of real estate owned at December 31, 1997 for Federal income tax purposes was
$60,003,000.

    (C)    Property operated under ground lease; see the Notes.


                                                                                 SCHEDULE III - CONTINUED
                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                               DECEMBER 31, 1997


    (D)    Reconciliation of real estate owned:
                                                              1997             1996              1995
                                                          ------------     ------------      -----------
           Balance at beginning of period . . . . . .      $60,103,528       60,100,323       60,061,137
           Additions during period. . . . . . . . . .           78,561            3,205           39,186
                                                           -----------      -----------      -----------
           Balance at end of period . . . . . . . . .      $60,182,089       60,103,528       60,100,323
                                                           ===========      ===========      ===========


    (E)    Reconciliation of accumulated depreciation:

           Balance at beginning of period . . . . . .      $16,031,335       14,023,956       12,018,826
           Depreciation expense . . . . . . . . . . .        1,004,060        2,007,379        2,005,130
                                                           -----------      -----------      -----------

           Balance at end of period . . . . . . . . .      $17,035,395       16,031,335       14,023,956
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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 260 Franklin Street Associates, an unconsolidated joint venture of Carlyle Real Estate Limited Partnership-XVI at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the financial statements, in 1996, 260 Franklin Street Associates changed its method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.






                                           KPMG PEAT MARWICK LLP



Chicago, Illinois
March 25, 1998

                                        260 FRANKLIN STREET ASSOCIATES

                                                BALANCE SHEETS

                                          DECEMBER 31, 1997 AND 1996


                                                    ASSETS
                                                    ------

                                                                             1997             1996
                                                                         ------------     ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .     $   240,829          519,844
  Rents and other receivables . . . . . . . . . . . . . . . . . . . .           --             158,980
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .          27,547           27,547
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .         202,378        2,428,694
                                                                         ------------     ------------

          Total current assets. . . . . . . . . . . . . . . . . . . .         470,754        3,135,065
                                                                         ------------     ------------

Investment property - Schedule III:
  Land and leasehold interests. . . . . . . . . . . . . . . . . . . .           --           5,501,887
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . .           --          75,941,178
                                                                         ------------     ------------

                                                                                --          81,443,065
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . .           --          31,766,188
                                                                         ------------     ------------

          Total investment property,
            net of accumulated depreciation . . . . . . . . . . . . .           --          49,676,877

Property held for sale or disposition . . . . . . . . . . . . . . . .      49,971,184            --
                                                                         ------------     ------------

          Total investment property . . . . . . . . . . . . . . . . .      49,971,184       49,676,877
                                                                         ------------     ------------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .         504,469          588,022
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .       1,203,376          901,463
                                                                         ------------     ------------

                                                                         $ 52,149,783       54,301,427
                                                                         ============     ============





                                        260 FRANKLIN STREET ASSOCIATES

                                          BALANCE SHEETS - CONTINUED


                             LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                             -----------------------------------------------------

                                                                             1997             1996
                                                                         ------------     ------------
Current liabilities:
  Current portion of long-term debt, including deferred accrued
   interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 92,117,086       89,870,355
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .          53,950          386,429
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .         499,273            --
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . .       1,510,131        1,829,300
                                                                         ------------     ------------
          Total current liabilities . . . . . . . . . . . . . . . . .      94,180,440       92,086,084

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .          79,486           57,721
                                                                         ------------     ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .      94,259,926       92,143,805

Partners' capital accounts (deficits):
  Carlyle-XVI:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .      14,260,140       14,260,140
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . .     (24,538,388)     (23,222,453)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .      (2,379,238)      (2,379,238)
                                                                         ------------     ------------
                                                                          (12,657,486)     (11,341,551)
                                                                         ------------     ------------
  Venture Partner:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .      32,519,960       32,401,274
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . .     (56,351,063)     (53,280,547)
    Cumulative distributions. . . . . . . . . . . . . . . . . . . . .      (5,621,554)      (5,621,554)
                                                                         ------------     ------------
                                                                          (29,452,657)     (26,500,827)
                                                                         ------------     ------------
          Total partners' capital accounts (deficits) . . . . . . . .     (42,110,143)     (37,842,378)
                                                                         ------------     ------------
                                                                         $ 52,149,783       54,301,427
                                                                         ============     ============




                                See accompanying notes to financial statements.

                                        260 FRANKLIN STREET ASSOCIATES

                                           STATEMENTS OF OPERATIONS

                                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                            1997             1996              1995
                                                         -----------      -----------      -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . .    $10,423,898       10,134,809       10,951,926
  Interest income . . . . . . . . . . . . . . . . . .         89,032          235,499          337,967
                                                        ------------      -----------      -----------
                                                          10,512,930       10,370,308       11,289,893
                                                        ------------      -----------      -----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . .      8,238,011        8,238,011        8,238,011
  Depreciation. . . . . . . . . . . . . . . . . . . .      1,187,772        2,547,698        2,840,885
  Property operating expenses . . . . . . . . . . . .      5,336,967        5,137,205        5,120,754
  Professional services . . . . . . . . . . . . . . .         41,378           34,556           21,706
  Amortization of deferred expenses . . . . . . . . .         95,253          224,048          262,297
  Provision for value impairment. . . . . . . . . . .          --          11,145,446            --
                                                        ------------      -----------      -----------
                                                          14,899,381       27,326,964       16,483,653
                                                        ------------      -----------      -----------

          Net earnings (loss) . . . . . . . . . . . .   $(4,386,451)      (16,956,656)      (5,193,760)
                                                        ============      ===========      ===========















                                See accompanying notes to financial statements.

                                        260 FRANKLIN STREET ASSOCIATES

                              STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                                                                 VENTURE
                                                             CARLYLE-XVI         PARTNER           TOTAL
                                                             ------------     ------------      ------------

Balance (deficit) at December 31, 1994. . . . . . . . . .     $(4,741,426)     (10,995,536)      (15,736,962)

Capital contributions . . . . . . . . . . . . . . . . . .          45,000            --               45,000
Cash distributions. . . . . . . . . . . . . . . . . . . .           --               --                --
Net operating earnings (loss) . . . . . . . . . . . . . .      (1,558,128)      (3,635,632)       (5,193,760)
                                                             ------------      -----------       -----------

Balance (deficit) at December 31, 1995. . . . . . . . . .      (6,254,554)     (14,631,168)      (20,885,722)

Capital contributions . . . . . . . . . . . . . . . . . .           --               --                --
Cash distributions. . . . . . . . . . . . . . . . . . . .           --               --                --
Net operating earnings (loss) . . . . . . . . . . . . . .      (5,086,997)     (11,869,659)      (16,956,656)
                                                             ------------      -----------       -----------

Balance (deficit) at December 31, 1996. . . . . . . . . .     (11,341,551)     (26,500,827)      (37,842,378)

Capital contributions . . . . . . . . . . . . . . . . . .           --             118,686           118,686
Cash distributions. . . . . . . . . . . . . . . . . . . .           --               --                --
Net operating earnings (loss) . . . . . . . . . . . . . .      (1,315,935)      (3,070,516)       (4,386,451)
                                                             ------------      -----------       -----------

Balance (deficit) at December 31, 1997. . . . . . . . . .    $(12,657,486)     (29,452,657)      (42,110,143)
                                                             ============      ===========       ===========









                                See accompanying notes to financial statements.

                                        260 FRANKLIN STREET ASSOCIATES

                                           STATEMENTS OF CASH FLOWS

                                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                            1997              1996             1995
                                                        ------------      -----------      -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . .   $ (4,386,451)     (16,956,656)      (5,193,760)
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . .      1,187,772        2,547,698        2,840,885
    Amortization of deferred expenses . . . . . . . .         95,253          224,048          262,297
    Long-term debt-deferred accrued interest. . . . .      2,246,731        2,246,730        2,246,730
    Accrued rents receivable. . . . . . . . . . . . .       (301,913)        (620,584)        (259,071)
    Provision for value impairment. . . . . . . . . .          --          11,145,446            --
Changes in:
  Rents and other receivables . . . . . . . . . . . .        158,980          (41,385)         (40,510)
  Escrow deposits . . . . . . . . . . . . . . . . . .      2,226,316        2,563,216          217,372
  Accounts payable. . . . . . . . . . . . . . . . . .       (332,479)          42,250          185,514
  Accrued interest. . . . . . . . . . . . . . . . . .        499,273            --               --
  Unearned rents. . . . . . . . . . . . . . . . . . .          --             (19,984)         (25,824)
  Tenant security deposits. . . . . . . . . . . . . .         21,765           (4,864)           --
  Amounts due to affiliates . . . . . . . . . . . . .       (319,169)        (350,000)         422,979
                                                        ------------     ------------     ------------
          Net cash provided by (used in)
            operating activities. . . . . . . . . . .      1,096,078          775,915          656,612
                                                        ------------     ------------     ------------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . .     (1,482,079)        (405,149)         (68,670)
  Payment of deferred expenses. . . . . . . . . . . .        (11,700)         (63,691)        (570,627)
                                                        ------------     ------------     ------------
          Net cash provided by (used in)
            investing activities. . . . . . . . . . .     (1,493,779)        (468,840)        (639,297)
                                                        ------------     ------------     ------------





                                        260 FRANKLIN STREET ASSOCIATES

                                     STATEMENTS OF CASH FLOWS - CONTINUED



                                                            1997              1996             1995
                                                       -------------      -----------      -----------

Cash flows from financing activities:
  Cash contributions from Partnership . . . . . . . .         --                --              45,000
  Cash contributions from venture partner . . . . . .        118,686            --               --
                                                       -------------     ------------     ------------
          Net cash provided by (used in)
            financing activities. . . . . . . . . . .        118,686            --              45,000
                                                       -------------     ------------     ------------

          Net increase (decrease) in cash . . . . . .       (279,015)         307,075           62,315
          Cash and cash equivalents,
            beginning of year . . . . . . . . . . . .        519,844          212,769          150,454
                                                       -------------     ------------     ------------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . . .  $     240,829          519,844          212,769
                                                       =============     ============     ============

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . .  $   5,492,007        5,991,281        5,991,281
                                                       =============     ============     ============

  Non-cash investing and financing activities . . . .  $      --                --               --
                                                       =============     ============     ============
















                                See accompanying notes to financial statements.

                     260 FRANKLIN STREET ASSOCIATES

                      NOTES TO FINANCIAL STATEMENTS

                    DECEMBER 31, 1997, 1996 AND 1995



OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The accompanying financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission.

     260 Franklin holds an equity investment in an office building in Boston, Massachusetts. Business activities consist of rentals to a wide variety of commercial companies, and the ultimate sale or disposition of such real estate. The Property was sold through a trust on February 2, 1998 as more fully described in the Notes to the Consolidated Financial Statements, which description is hereby incorporated herein by reference.

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

LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1997 and 1996:

                                             1997              1996
                                         ------------      ------------

11.0% per annum mortgage note in
 default; secured by the 260 Franklin
 Street Building; monthly payments of
 interest only (8% per annum) of
 $499,273 from February 1, 1992 through
 December 1, 1995, with the unpaid
 balance of principal of $74,891,013
 plus accrued unpaid interest due on
 January 1, 1998, as extended.
 Additional interest payable upon
 maturity to provide an 11% per annum
 return to lender and 60% of the greater
 of net sales or refinancing proceeds
 or the net appraised value, as defined.
 Reference is made to the Notes
 to Consolidated Financial State-
 ments of the Partnership regarding
 the satisfaction of the loan in con-
 junction with the disposition of the
 property on January 2, 1998. . . .       $92,117,086        89,870,355
                                          -----------      ------------

          Total debt. . . . . . . .        92,117,086        89,870,355
          Less current portion
            of long-term debt . . .        92,117,086        89,870,355
                                          -----------      ------------

          Total long-term debt. . .       $    --                 --
                                          ===========      ============

     Included in the above debt is $17,226,073 and $14,979,342 for 1997 and 1996, respectively, which represents mortgage interest accrued pursuant to the terms of the 260 Franklin mortgage note.


LEASES - AS PROPERTY LESSOR

     At December 31, 1997, 260 Franklin's primary leased asset was an office building. 260 Franklin has determined that all leases relating to the property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding cost of land, is depreciated over the estimated useful lives. Leases range in term from one to 25 years and provide for fixed minimum rent and partial to full reimbursement of operating costs.

     As the 260 Franklin Street property was sold in January 1998, information with respect to future minimum lease payments has not been presented.

TRANSACTIONS WITH AFFILIATES

     During 1994 and 1993, an affiliate of the Corporate General Partner provided management and leasing services. In December 1994, the affiliate sold substantially all of its assets and assigned its interest in its management contracts, including the one for 260 Franklin Street building, to an unaffiliated third party. (See the Notes to Consolidated Financial Statements of the Partnership). In connection with such sale, JMB guaranteed payment to the unaffiliated third party of the property management and leasing fees for the 260 Franklin Street building.
Beginning in January 1996, the unaffiliated property manager was being paid management and leasing fees by the property. As a result of JMB's payment of management fees for 1995 to the unaffiliated third-party manager pursuant to the guarantee, the amount of such management fees is reflected as payable to an affiliate in the accompanying financial statements. In 1995, pursuant to the terms of the loan modification for 260 Franklin, cash flow from the property in an amount equal to all management fees and leasing fees was escrowed by 260 Franklin and is reported as escrow deposits in the accompanying financial statements. As of December 31, 1997, $1,510,131 of management and leasing fees to JMB or its affiliate were unpaid.

                                                                                                SCHEDULE III

                                          260 FRANKLIN STREET ASSOCIATES

                                     REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                 DECEMBER 31, 1997



                                                     COST
                                                  CAPITALIZED
                          INITIAL COST TO        SUBSEQUENT TO                   GROSS AMOUNT AT WHICH CARRIED
                      UNCONSOLIDATED VENTURES(A)  ACQUISITION                       AT CLOSE OF PERIOD (B)
                      --------------------------   -----------             --------------------------------------
                          LAND       BUILDINGS     BUILDINGS      PROVISION   LAND AND    BUILDINGS
                         LEASEHOLD      AND           AND         FOR VALUE   LEASEHOLD      AND
             ENCUMBRANCE INTERESTS  IMPROVEMENTS  IMPROVEMENTS IMPAIRMENT(C)  INTEREST   IMPROVEMENTS    TOTAL (D)
             ----------- ---------- ------------  ------------    ---------- ----------- ------------  -----------
OFFICE
 BUILDING:
Boston,
 Massachu-
 setts. . . .$92,117,086  8,169,209   97,607,593     5,414,522    28,266,180   5,501,887   77,423,257   82,925,144
             ===========  =========   ==========     =========    ==========   =========   ==========   ==========



                                                                                 SCHEDULE III - CONTINUED

                                        260 FRANKLIN STREET ASSOCIATES

                                   REAL ESTATE AND ACCUMULATED DEPRECIATION

                                               DECEMBER 31, 1997


                                                                                LIFE ON WHICH
                                                                                DEPRECIATION
                                                                                 IN LATEST
                                                                                STATEMENT OF          1997
                              ACCUMULATED             DATE OF        DATE        OPERATIONS        REAL ESTATE
                             DEPRECIATION(E)       CONSTRUCTION    ACQUIRED     IS COMPUTED           TAXES
                            ----------------       ------------   ----------  ---------------      -----------
OFFICE BUILDING:
Boston, Massachusetts . . .      $32,953,960           1985         05/21/86       5-30 years       $2,276,444
                                 ===========                                                        ==========

-----------------
Notes:
    (A)    The initial cost represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
    (B)    The aggregate cost of real estate owned at December 31, 1997 for Federal income tax purposes was approximately $109,596,000.
    (C)    In 1996 and 1990, 260 Franklin recorded provisions for value impairment of $11,145,466 and $17,120,734, respectively.


                                                                                 SCHEDULE III - CONTINUED


                                        260 FRANKLIN STREET ASSOCIATES

                                   REAL ESTATE AND ACCUMULATED DEPRECIATION

                                               DECEMBER 31, 1997



    (D)    Reconciliation of real estate owned as of December 31, 1997, 1996 and 1995:

                                                                  1997             1996              1995
                                                             ------------       -----------      -----------
      Balance at beginning of period. . . . . . . . . . .    $ 81,443,065        91,966,298       91,897,628
      Additions during period . . . . . . . . . . . . . .       1,482,079           405,149           68,670
      Provision for value impairment. . . . . . . . . . .           --          (10,928,382)           --
                                                             ------------      ------------     ------------

      Balance at end of period. . . . . . . . . . . . . .    $ 82,925,144        81,443,065       91,966,298
                                                             ============      ============     ============

    (E)    Reconciliation of accumulated depreciation:

      Balance at beginning of period. . . . . . . . . . .    $ 31,766,188        29,218,490       26,377,605
      Depreciation expense. . . . . . . . . . . . . . . .       1,187,772         2,547,698        2,840,885
                                                             ------------      ------------     ------------

      Balance at end of period. . . . . . . . . . . . . .    $ 32,953,960        31,766,188       29,218,490
                                                             ============      ============     ============


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with the accountants during fiscal years 1996 and 1997.



                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB has responsibility for all aspects of the Partnership's operations subject to the requirement that purchases and sales of real property must be approved by the Associate General Partner of the Partnership, ABPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner. The limited partners of the Associate General Partner are generally officers, directors and affiliates of JMB or its affiliates.

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

     The names, positions held and length of service therein of each director and the executive officers and certain other officers of the Corporate General Partner are as follows:

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 3, 1998. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 3, 1998. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.- IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships.

     Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-VII, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVII, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 60) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is also a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 60) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Real Estate Fund I, L.P. and a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 59) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 56) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 64) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 51) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors L.P., an affiliate of the Blackstone Group, L.P. He is also a director of USC, Inc., a trustee of Amli Residential Property Trust and a director of a number of investment companies advised or managed by T. Rowe Price Associates with its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 48) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 50) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 45) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 49) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 62) has been associated with JMB since March, 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     Officers and directors of the Corporate General Partner receive no direct remuneration in such capacities from the Partnership. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses. Reference is made to the Notes for a description of such distributions and allocations. In 1997, the General Partners received $11,695 of distributions and the Corporate General Partner received management fees of $19,492. The General Partners received a share of Partnership income for tax purposes aggregating $201,157 in 1997.

     The Partnership is permitted to engage in various transactions involving the General Partners and their affiliates, certain of which may involve conflicts of interest, as discussed in Item 10 above. The relationship of the Partnership to the Corporate General Partner (and its directors and officers) and its affiliates is set forth above in Item 10.

     An affiliate of the Corporate General Partner provided property management and leasing services for the 260 Franklin Street Building in Boston, Massachusetts in 1994 and prior years. As required by the terms of a modification for the mortgage loan secured by the 260 Franklin Street Building, property management and leasing fees payable to the affiliate since January 1992 were escrowed. Pursuant to the affiliate's selling its interest in the management contracts at the 260 Franklin Street Building, JMB made payment of the management fees to the unaffiliated third party in 1995. Beginning in January 1996, the unaffiliated property manager was being paid management and leasing fees by the property. As of December 31, 1997, $1,510,132 of property management and leasing fees to JMB or its affiliate were unpaid. Such amount does not bear interest.

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

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1997 aggregating $29,843 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses, salaries for administrative, legal and accounting services relating to the adminis-tration of the Partnership and the acquisition and operation of the Partnership's real property investments. Such costs for 1997 were $42,882 of which $10,898 was unpaid as of December 31, 1997. Reference is made to the Notes.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the  Partnership.

     (b) The Corporate General Partner, its officers and directors and the Associate General Partner own the following Interests of the Partnership:


                                   NAME OF                               AMOUNT AND NATURE
                                   BENEFICIAL                            OF BENEFICIAL       PERCENT
TITLE OF CLASS                     OWNER                                 OWNERSHIP           OF CLASS
--------------                     ----------                            -----------------   --------
Limited Partnership                JMB Realty Corporation                5.25685 Interests   Less than 1%
Interests (and Assignee                                                  (1)(2)
Interests therein)

Limited Partnership                Corporate General Partner,            7.42372 Interests   Less than 1%
Interests (and Assignee            its officers and                      (1)(2)(3)
Interests therein)                 directors and the
                                   Associate General
                                   Partner as a group
-----------------

     (1)  Includes .25685 Interests owned directly by JMB.

     (2)  Includes 5 Interests owned by the Initial Limited Partner of the Partnership, for which JMB, as its indirect majority shareholder, is deemed to have sole voting and investment power.

     (3)  Includes 2.16687 Interests owned by an estate for which an officer acts as co-executor and is deemed to have shared investment and voting power for such Interests.

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

            ---------------------

            (b) On January 27, 1998, the Partnership filed a report on Form 8-K with respect to the sale of its interest in the 260 Franklin Street Building on January 2, 1998. Such report on Form 8-K included a description of the sale.

     No annual report or proxy material for the fiscal year 1997 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI

              By:     JMB Realty Corporation
                      Corporate General Partner


                      GAILEN J. HULL
              By:     Gailen J. Hull
                      Senior Vice President
              Date:   March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              By:     JMB Realty Corporation
                      Corporate General Partner

                      JUDD D. MALKIN*
              By:     Judd D. Malkin, Chairman and
                      Chief Financial Officer
              Date:   March 25, 1998

                      NEIL G. BLUHM*
              By:     Neil G. Bluhm, President and Director
              Date:   March 25, 1998

                      H. RIGEL BARBER*
              By:     H. Rigel Barber, Chief Executive Officer
              Date:   March 25, 1998

                      GLENN E. EMIG*
              By:     Glenn E. Emig, Chief Operating Officer
              Date:   March 25, 1998


                      GAILEN J. HULL
              By:     Gailen J. Hull, Senior Vice President
                      Principal Accounting Officer
              Date:   March 25, 1998

                      A. LEE SACKS*
              By:     A. Lee Sacks, Director
              Date:   March 25, 1998

                      STUART C. NATHAN*
              By:     Stuart C. Nathan, Executive Vice President
                        and Director
              Date:   March 25, 1998

              *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                      GAILEN J. HULL
              By:     Gailen J. Hull, Attorney-in-Fact
              Date:   March 25, 1998

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


                                         DOCUMENT
EXHIBIT                                  INCORPORATED   SEQUENTIALLY
NO.       EXHIBIT                        BY REFERENCE   NUMBERED PAGE
-------   -------                        ------------   -------------

  3.      Amended and Restated Agree-
          ment of Limited Partnership
          of the Partnership                   Yes

  4-A.    Assignment Agreement                 Yes

  4-B.    Documents relating to the
          loan modification of the
          mortgage loan secured by the
          260 Franklin Street Office
          Building                             Yes

  4-C.    Documents relating to the
          third mortgage modification and
          extension agreement secured
          by the 260 Franklin Street
          Building                             Yes

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

10-F.     Documents relating to the
          assignment of JMB/125's interest
          in 125 Broad Street Company          Yes

10-G.     Modification to Reserve
          Escrow Agreement relating to
          the 260 Franklin Street
          Building                             Yes

10-H.     Modification to Reserve
          Escrow Agreement dated
          December 4, 1996, relating
          to the 260 Franklin Street
          Building                             Yes

10-I      Sale documents relating to the
          contract for sale between VNE
          Partners, L.P. and Post
          Apartment Homes, L.P. regarding
          the sale of the Partnership's
          interest in the Dunwoody
          Crossing Apartments                  Yes

10-J      Modification to Reserve Escrow
          Agreement relating to the
          260 Franklin Street Building
          dated August 8, 1997                 Yes

 21.      List of Subsidiaries                  No

 24.      Powers of Attorney                    No

 27.      Financial Data Schedule               No


     ---------------------