Form 10-Q
period 1998-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XVI
filed 1998-05-15
CIK 789950

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
March 31, 1998                        Commission file number 0-16516




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

                                        CONSOLIDATED BALANCE SHEETS

                                   MARCH 31, 1998 AND DECEMBER 31, 1997

                                                (UNAUDITED)

                                                  ASSETS
                                                  ------
                                                                            MARCH 31,     DECEMBER 31,
                                                                              1998           1997
                                                                          -------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $ 17,843,062     16,214,633
  Interest, rents and other receivables, net of allowances for doubtful accounts of approximately $139,472 and $710,147 at
   March 31, 1998 and December 31, 1997, respectively . . . . . . . .            67,193         68,335
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . .            40,845        111,897
                                                                           ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . .        17,951,100     16,394,865
                                                                           ------------   ------------

Investment property held for sale or disposition. . . . . . . . . . .        43,146,694     43,146,694
                                                                           ------------   ------------
        Total investment properties . . . . . . . . . . . . . . . . .        43,146,694     43,146,694
                                                                           ------------   ------------

Investment in unconsolidated ventures, at equity. . . . . . . . . . .         1,129,621      1,904,784
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .           517,516        518,228
Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .           104,445        108,362
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .         2,700,280      2,755,038
                                                                           ------------   ------------
                                                                           $ 65,549,656     64,827,971
                                                                           ============   ============

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES
                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------
                                                                            MARCH 31,     DECEMBER 31,
                                                                              1998           1997
                                                                          -------------   ------------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $    470,995        457,144
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .         1,714,188        987,066
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .             --           218,929
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .           409,705        410,797
                                                                           ------------   ------------
          Total current liabilities . . . . . . . . . . . . . . . . .         2,594,888      2,073,936
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .            56,364         66,157
Ground rent payable . . . . . . . . . . . . . . . . . . . . . . . . .         1,394,884      1,377,521
Investment in unconsolidated ventures, at equity. . . . . . . . . . .           113,976     12,771,462
Long-term debt, less current portion. . . . . . . . . . . . . . . . .        40,499,456     40,622,529
                                                                           ------------   ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .        44,659,568     56,911,605

Venture partners' subordinated equity in ventures . . . . . . . . . .         3,796,969      3,751,845

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .            20,000         20,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .        (3,266,231)    (3,413,841)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (1,443,873)    (1,443,873)
                                                                           ------------   ------------
                                                                             (4,690,104)    (4,837,714)
                                                                           ------------   ------------
  Limited partners:
    Capital contributions, net of offering
      costs and purchase discounts. . . . . . . . . . . . . . . . . .       120,541,353    120,541,353
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (47,878,088)   (60,675,076)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (50,880,042)   (50,864,042)
                                                                           ------------   ------------
                                                                             21,783,223      9,002,235
                                                                           ------------   ------------
        Total partners' capital accounts. . . . . . . . . . . . . . .        17,093,119      4,164,521
                                                                           ------------   ------------
                                                                           $ 65,549,656     64,827,971
                                                                           ============   ============

                       See accompanying notes to consolidated financial statements.
/TABLE

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                (UNAUDITED)


                                                                                1998            1997
                                                                            ------------    -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,408,056      2,657,889
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      204,511        171,913
  Other income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      149,520          --
                                                                             -----------     ----------
                                                                               2,762,087      2,829,802
                                                                             -----------     ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . . . .    1,230,213      1,242,629
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           501,927
  Property operating expenses . . . . . . . . . . . . . . . . . . . . . . .      719,249      1,133,918
  Professional services . . . . . . . . . . . . . . . . . . . . . . . . . .       67,668         68,989
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . .       38,604         33,710
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . .       70,108        111,507
                                                                             -----------     ----------
                                                                               2,125,842      3,092,680
                                                                             -----------     ----------
                                                                                 636,245       (262,878)
Partnership's share of earnings (loss)
  from operations of unconsolidated
  ventures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      128,931       (332,908)
Venture partners' share of ventures'
  operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (159,728)        85,936
                                                                             -----------     ----------
        Earnings (loss) before gains on sale
          or disposition of investment properties . . . . . . . . . . . . .      605,448       (509,850)

Gain on sale or disposition of Partnership's
  investments in unconsolidated ventures. . . . . . . . . . . . . . . . . .    7,103,609         70,290
                                                                             -----------     ----------

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                                                1998            1997
                                                                            ------------    -----------

        Earnings (loss) before Partnership's
          share of extraordinary item from
          unconsolidated venture. . . . . . . . . . . . . . . . . . . . . .    7,709,057       (439,560)

  Partnership's share of unconsolidated
    venture's forgiveness of indebtedness . . . . . . . . . . . . . . . . .    5,235,541          --
                                                                             -----------     ----------
        Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . .  $12,944,598       (439,560)
                                                                             ===========     ==========
        Net earnings (loss) per limited
         partnership interest:
           Earnings (loss) before gains on sale or
             disposition of investment properties . . . . . . . . . . . . .  $      4.14          (3.49)
           Gain on sale or disposition of Partnership's
             investments in unconsolidated ventures . . . . . . . . . . . .        50.11            .50
           Partnership's share of extraordinary item
             from unconsolidated venture. . . . . . . . . . . . . . . . . .        36.93          --
                                                                             -----------     ----------
                                                                             $     91.18          (2.99)
                                                                             ===========     ==========
        Cash distributions per limited partnership
          interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     --             --
                                                                             ===========     ==========















                       See accompanying notes to consolidated financial statements.
/TABLE

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                (UNAUDITED)

                                                                                1998            1997
                                                                            ------------   ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $12,944,598       (439,560)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           501,927
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       38,604         33,710
    Partnership's share of (earnings) loss from operations of
      unconsolidated ventures, net of distributions . . . . . . . . . . . .     (128,931)       332,908
    Venture partners' share of ventures' operations . . . . . . . . . . . .      156,934        (85,936)
    Gains on sale or disposition of Partnership's investments in
      unconsolidated ventures . . . . . . . . . . . . . . . . . . . . . . .   (7,103,609)       (70,290)
    Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . .   (5,235,541)         --
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .        1,142        114,581
    Other prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . .       71,052         76,950
    Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,917         50,312
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       54,758        (72,485)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      727,120         97,912
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (218,928)      (168,611)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,092)          (970)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       (9,793)       (12,000)
    Ground rent payable . . . . . . . . . . . . . . . . . . . . . . . . . .       17,363         36,242
                                                                             -----------    -----------
        Net cash provided by (used in)
          operating activities. . . . . . . . . . . . . . . . . . . . . . .    1,317,594        394,690
                                                                             -----------    -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .        --           (48,911)
  Partnership's distributions from unconsolidated ventures and
    proceeds from sale of investment property . . . . . . . . . . . . . . .    1,038,797          --
  Partnership's contributions to unconsolidated ventures. . . . . . . . . .     (453,039)         --
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      (37,892)       (30,320)
                                                                             -----------    -----------
        Net cash provided by (used in) investing activities . . . . . . . .      547,866        (79,231)
                                                                             -----------    -----------

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                1998            1997
                                                                            ------------   ------------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .     (109,221)       (96,928)
  Distributions to venture partners . . . . . . . . . . . . . . . . . . . .     (111,810)         --
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .      (16,000)         --
                                                                             -----------    -----------
        Net cash provided by (used in) financing activities . . . . . . . .     (237,031)       (96,928)
                                                                             -----------    -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .    1,628,429        218,531

        Cash and cash equivalents, beginning of the year. . . . . . . . . .   16,214,633     14,791,381
                                                                             -----------    -----------
        Cash and cash equivalents, end of the period. . . . . . . . . . . .  $17,843,062     15,009,912
                                                                             ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $ 1,231,305      1,243,598
                                                                             ===========    ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $     --             --
                                                                             ===========    ===========


















                       See accompanying notes to consolidated financial statements.
/TABLE

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1998 AND 1997
                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1997, which are included in the Partnership's 1997 Annual Report on Form 10-K (File No. 0-16516) dated on March 21, 1998, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meaning as in the Partnership's 1997 Annual Report on Form 10-K.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of March 31, 1998, the Partnership and its consolidated venture have or have previously committed to plans to sell or dispose of their remaining investment property. Accordingly, the property has been classified as held for sale or disposition in the accompanying consolidated financial statements. The results of operations, net of venture partners' share, for this property and for properties sold or disposed of in the past two years were $286,956 and ($154,993), respectively, for the three months ended March 31, 1998 and 1997.

     In addition, the accompanying consolidated financial statements include $128,930 and ($332,909), respectively, of the Partnership's share of total property operations of $656,517 and ($1,232,675) for unconsolidated properties for the three months ended March 31, 1998 and 1997, respectively, all of which are held for sale or disposition or have been sold or disposed of during the past two years.

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been, and will be, required under applicable law to remit directly to the taxing authorities amounts representing withholding from distributions paid to partners. Due to this, $16,000 representing such withholding was remitted in 1998 to the state of Maryland on behalf of the Holders of Interest during the first quarter of 1998.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership (or its consolidated venture) to the General Partners and their affiliates as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 were as follows:

                                                          Unpaid at
                                                          March 31,
                                    1998      1997          1998
                                  -------    -------    -------------

Insurance commissions . . . .     $ 1,169       --            --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary-related
 expenses related to the
 on-site personnel and for
 other costs for the
 Partnership and its
 investment properties. . . .      14,669     10,619         6,294
                                  -------    -------        ------
                                  $15,838     10,619         6,294
                                  =======    =======        ======

     An affiliate of the General Partners was entitled to payment of property management and leasing fees relating to 260 Franklin through November 1994 and subsequently JMB guaranteed payment to the unaffiliated third party property manager for the property management and leasing fees. Pursuant to a loan modification for the property, property management and leasing fees were required to be escrowed through December 1995. Beginning in January 1996, the unaffiliated property manager was paid management and leasing fees by the property. As of March 31, 1998, $1,510,132 of management and leasing fees payable to the affiliate of the General Partners (as a result of the escrowing of certain 1995 and prior years' management and leasing fees payable to an affiliate of the General Partner and its payment guarantee to the unaffiliated property manager) were unpaid, of which the Partnership's share is $453,040. In connection with the sale of the 260 Franklin Street building, the Partnership assumed the liability for its prorata share, which amount was transferred to the accounts of the Partnership upon the sale of 260 Franklin.

260 FRANKLIN

     On January 2, 1998, 260 Franklin, through a trust, disposed of the land, building and related improvements of the 260 Franklin Street Building. 260 Franklin transferred title to the land, building and improvements, and all other assets and liabilities related to the property in consideration of a discharge of the mortgage loan and receipt of $200 in cash. 260 Franklin recognized a gain on disposal of approximately $23,200,000 in 1998, in part as a result of previous impairment losses recognized by the joint venture in 1996 aggregating $11,145,446, and an extraordinary gain on forgiveness of indebtedness of approximately $17,500,000 for financial reporting purposes, of which the Partnership's share is approximately $7,000,000 and $5,000,000, respectively. In addition, 260 Franklin expects to recognize a gain of approximately $25,200,000 for Federal income tax reporting purposes, of which the Partnership's share is approximately $7,500,000, with no distributable proceeds in 1998. 260 Franklin and the Partnership have no future liability for any representations, warranties or covenants to the purchaser as a result of the sale.

PALM DESERT TOWN CENTER

     Occupancy at the portion of the shopping center in which the Partnership owns an interest decreased to 85% at March 31, 1998 down from 88% at December 31, 1997. Sales at the center have been negatively impacted during the last several quarters by new competition in the center's trade area. The increased competition has resulted in lower effective rents upon re-leasing of space. The center will continue to be subject to increased competition from new developments that are expected to be opening in the vicinity in the near future. The property has been operating at an approximately break-even level. The joint venture continues to consider a possible expansion of the mall and restructuring of the ground lease and mortgage loan.

     The Partnership and Carlyle-XVII entered into an agreement with the unaffiliated venture partner, effective January 1, 1998, pursuant to which the Partnership and Carlyle-XVII granted the unaffiliated venture partner an option to acquire their interests in the joint venture. Pursuant to such option, the unaffiliated venture partner has the right (but not the obligation) to purchase all (but not less than all) of the Partnership's and Carlyle-XVII's interests in the joint venture by giving notice of its exercise of the option during the term of the option, which may extend through July 15, 1998. The aggregate purchase price for the interests is $7,000,000. In consideration for the option, the unaffiliated venture partner is required to pay $58,333 for each month of the option term. The Partnership and Carlyle-XVII will share the consideration for the option and, if applicable, the purchase price in proportion to their respective capital contributions to the joint venture (i.e., approximately 85.8% for the Partnership and approximately 14.2% for Carlyle-XVII). Concurrently with the execution of the option agreement, the joint venture made a distribution to the Partnership and Carlyle-XVII in the aggregate amount of approximately $740,000 (of which the Partnership's share was approximately $635,000), which represents undistributed net cash flow of the joint venture through the end of 1997. All other funds and net cash flow of the joint venture during the term of the option are to be held by the joint venture for its use, and if the sale of the Partnership's and Carlyle-XVII's interests closes pursuant to the option agreement, such funds and net cash flow will inure to the benefit of the unaffiliated venture partner. The unaffiliated venture partner agreed to pay deficits of the joint venture incurred in the ordinary course of its business that arise or accrue during the term of the option, to the extent that the joint venture's funds and net cash flow are insufficient to cover such deficits. The property is expected to operate near the break-even level during the term of the option. In general, the Partnership, Carlyle-XVII and the unaffiliated venture partner agreed not to sell or refinance the Palm Desert Town Center or engage in other actions outside the ordinary course of the joint venture's business, not to make any distribution of the joint venture's funds to its partners except for the distribution to the Partnership and Carlyle-XVII described above, and, unless consented to by all of the partners in the joint venture, not to amend or modify existing leases and other contracts, and not to enter into new leases or agreements, affecting the property during the term of the option. The unaffiliated venture partner may terminate the option by giving notice of termination to the Partnership and Carlyle-XVII, and under certain extraordinary circumstances involving a termination of the option, the Partnership and Carlyle-XVII may be obligated to refund the option consideration. In the event such a sale does occur, the Partnership and Carlyle-XVII would not participate in, or be required to pay a share of the costs of, an expansion of the mall and restructuring of the ground lease and mortgage loan for the joint venture. The Partnership could thereafter distribute a majority of the funds it currently holds as working capital reserves for the possible payment of its share of such costs, as well as any distributable net proceeds from such sale. There is no assurance that the option will be exercised or that a sale of the Partnership's and Carlyle-XVII's interest in the joint venture will occur. During the term of the option, the unaffiliated venture partner is entitled to pursue a possible expansion of the mall and restructuring of the ground lease and mortgage loan on its own, provided that no contracts are made effective prior to the exercise of the option and the close of escrow and no liability accrues to the Partnership or Carlyle-XVII from the unaffiliated venture partner's actions.

     The land underlying the shopping center is owned by the lender under the first mortgage loan. Palm Desert leases the land by assignment of an existing ground lease which provides for minimum annual rental payments of $900,000, as well as for additional rental payments for each calendar year equal to 50% of the amount by which certain of the ground lessee's gross receipts from the shopping center exceed $6,738,256. Total ground rent expense for the three months ended March 31, 1998 and 1997 was $246,614 and $323,257, respectively.

NEWPARK MALL

     During the quarter, occupancy of the portion of the shopping center in which the Partnership owns an interest decreased to 77%, down from 79% in the previous quarter. As a result of the acquisition by Federated Department Stores of the company which owns the Emporium Capwell store at NewPark Mall, Federated, which also owns the Macy's store at NewPark, approached the NewPark joint venture regarding a sale of the Emporium Capwell building. Simultaneously with its negotiations to acquire the Emporium Capwell building, the NewPark joint venture negotiated to sell the building to a national retail store owner. These transactions closed in 1997 and the joint venture received net proceeds of approximately $2,000,000. The property is producing cash flow for the joint venture. Subsequent to the end of the quarter, the Partnership and its affiliated venture partner (Carlyle-XV) commenced efforts to market their respective interests in the NewPark joint venture for sale. There is no assurance that such efforts will result in a sale of such joint venture interests.

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for 260 Franklin for the three months ended March 31, 1998 and 1997 is as follows:

                                        1998         1997
                                    -----------   ----------
     Total income . . . . . . . . . $    76,002    2,440,134
     Expenses applicable to
       operating income (loss). . .       7,981    3,734,073
                                    -----------   ----------
     Operating income (loss). . . .      68,021   (1,293,939)

     Gain on sale . . . . . . . . .  23,212,184        --
     Extraordinary item . . . . . .  17,451,802        --
                                    -----------   ----------
     Net earnings (loss). . . . . . $40,732,007   (1,293,939)
                                    ===========   ==========
     Partnership's share
       of income (loss) . . . . . . $12,244,045     (388,182)
                                    ===========   ==========

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 1997 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1998 and for the three months ended March 31, 1998 and 1997.

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

     In late March of 1998, some of the Holders of Interests in the Partnership received from an unaffiliated third party an unsolicited offer to purchase up to 4.9% of the outstanding Interests in the Partnership at $50 per Interest. Such offer is currently scheduled to expire in early June 1998. The Special Committee has recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. As of the date of this report, the Partnership is aware that 2.89% of the Interests have been purchased by all unaffiliated third parties who have made unsolicited offers for Interests, either pursuant to all such tender offers or through negotiated purchases. The Partnership has been notified that an unaffiliated third party intends to commence an offer for up to 5,413 Interests (approximately 3.86% of the outstanding Interests) for $105 per Interest, and it is possible that other offers for Interests may be made in the future. However, there is no assurance that any such offer will be made, the terms of any such offer or whether any such offer will be consummated, amended or withdrawn.

     At March 31, 1998, the Partnership and its consolidated venture had cash and cash equivalents of approximately $17,843,000. Such cash and cash equivalents are available for capital improvements and other working capital requirements, including the Partnership's share of the costs for a possible expansion of the mall and restructuring of the ground lease and loan at Palm Desert Town Center. The Partnership and its consolidated venture have currently budgeted in 1998 approximately $177,000 (excluding costs of the possible expansion and restructuring) for tenant improvements and other capital expenditures. The Partnership's share of such items, including its share of such items for its unconsolidated venture, is currently budgeted to be approximately $275,000. Actual amounts expended in 1998 may vary depending on a number of factors including actual leasing activity, results of operations, liquidity considerations and other market conditions over the course of the year and whether the Palm Desert joint venture proceeds with the possible expansion of the mall and restructuring of the ground lease and mortgage loan. In addition, the Partnership has entered into an agreement with Carlyle-XVII and the unaffiliated venture partner in the Palm Desert joint venture pursuant to which the unaffiliated joint venture has the option through July 15, 1998 to elect to purchase the Partnership's and Carlyle-XVII's interests in the Palm Desert joint venture for an aggregate purchase price of $7,000,000 (of which the Partnership's share would be approximately $6,000,000. Pursuant to the option agreement, the Palm Desert joint venture made a distribution to the Partnership and Carlyle-XVII in the aggregate amount of $740,000 (of which the Partnership's share was approximately $635,000), which represents undistributed net cash flow of the joint venture through the end of 1997. All other funds and net cash flow of the joint venture during the term of the option are to be held by the joint venture for its use, and if the sale of the Partnership's and Carlyle-XVII's interests closes pursuant to the option agreement, such funds and net cash flow will inure to the benefit of the unaffiliated venture partner. Reference is made to the Notes for a further discussion of the option agreement. In the event of a sale of its interest pursuant to the exercise of such option, the Partnership would not participate in, or be required to pay a share of the costs of, an expansion of the mall and restructuring of the ground lease and mortgage loan for Palm Desert. The Partnership may also use a portion of its reserves to pay its share of the costs for a possible mall enhancement program at NewPark Mall, although there are no specific plans currently for such a program.

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

     In May 1998, the Partnership expects to make an annual distribution of cash generated from operations of $2 per Interest.

     After reviewing the remaining properties and the marketplaces in which they operate, the General Partners of the Partnership expect to be able to sell its remaining investment portfolio as quickly as practicable. As a result, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold in the near term), barring unforeseen economic developments. The Partnership's goal of capital appreciation will not be achieved. Moreover, although the Partnership expects to distribute sale proceeds from the disposition of Palm Desert Town Center and NewPark Mall investment properties, aggregate distributions of sale or refinancing proceeds received by Holders of Interests over the entire term of the Partnership are expected to be significantly less than one-half of their original investment. The Partnership expects to recognize a gain of approximately $7,000,000 for Federal income tax purposes from the disposition in January 1998 of the 260 Franklin Street building with no distributable proceeds from such disposition.

RESULTS OF OPERATIONS

     The decrease in allowance for doubtful accounts at March 31, 1998 as compared to December 31, 1997 and the decrease in rental income and property operating expenses for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is primarily due to the resolution of litigation with a former tenant which resulted in the reversal, in the first quarter of 1998, of a tenant receivable balance which had been recognized in prior years and fully reserved for. The allowance for doubtful accounts was also reduced in the first quarter of 1998 in conjunction with the reversal of the aforementioned tenant receivable balance. The decrease was also due to the collection, in the first quarter of 1998, of certain tenant accounts receivable balances which were reserved for in prior years.

     The decrease in prepaid expenses at March 31, 1998 as compared to December 31, 1997 is primarily due to the timing of payment of insurance premiums at Palm Desert Town Center.

     The decrease in investment in consolidated ventures, at equity, at March 31, 1998 as compared to December 31, 1997 is primarily due to the distribution to the Partnership of $1,000,000 of previously undistributed operating cash flow and proceeds from the sale of JMB/Ownings interest in Owings Mills.

     The increase in accounts payable at March 31, 1998 as compared to December 31, 1997 is primarily due to the timing of payment of real estate tax payments at Palm Desert Town Center and the Partnership's assumption of its prorata share of the management and leasing fees payable to an affiliate of the General Partners which amount was transferred to the accounts of the Partnership upon the sale of 260 Franklin.

     The unearned rents at December 31, 1997 is due to the prepayment of rents at Palm Desert Town Center.

     The decreased deficit in investment in unconsolidated ventures, at equity, at March 31, 1998 as compared to December 31, 1997 is primarily due to the disposition of the 260 Franklin Street property in the first quarter of 1998.

     The other income reported for the three months ended March 31, 1998 represents the Partnership's share of the consideration paid by the unaffiliated venture partner of the Palm Desert Town Center during the first quarter pursuant to the option agreement.

     The decrease in depreciation expense for the three months ended
March 31, 1998 as compared to the three months ended March 31, 1997 is due to the Palm Desert Town Center being classified as held for sale or disposition as of July 1, 1997, and therefore, no longer being subject to continued depreciation.

     The increase in venture partners' share of ventures' operations for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is due to an increase in net operating earnings at the Palm Desert Town Center primarily as a result of the property being classified as held for sale or disposition as of July 1, 1997, and therefore, no longer being subject to continued depreciation.

     The increase in Partnership's share of operations of unconsolidated ventures for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is primarily due to the disposition of the 260 Franklin Street building on January 2, 1998.

     The gain on sale of Partnership's investments in unconsolidated ventures of $7,103,609 for the three months ended March 31, 1998 represents recognition of deferred gain on sale of JMB/Owing's interest in Owings Mills and gain on the disposition of the 260 Franklin Street building.

     The extraordinary item at March 31, 1998 represents the Partnership's share of the gain on forgiveness of indebtedness resulting from the loan modification agreement with the lender of the 260 Franklin Street building in which the lender waived accrued unpaid interest for the period prior to January 1, 1998.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1998:

                                                   1997                             1998
                                --------------------------------------  -------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----
1.  260 Franklin Street Building
     Boston, Massachusetts. . . .   96%        97%       98%       98%      N/A
2.  NewPark Mall
     Newark (Alameda County),
     California . . . . . . . . .   75%        75%       76%       79%      77%
3.  Palm Desert Town Center
     Palm Desert (Palm Springs),
     California . . . . . . . . .   88%        86%       87%       88%      85%

--------------------


     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.

/TABLE

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

   10-H. Agreement for purchase and sale by 260 Franklin Street
Associates Trust of its interest in the 260 Franklin Street property is hereby incorporated by reference to the Partnership's Report for January 2, 1998 on Form 8-K (File No. 0-16516) dated January 27, 1998.

   10-I. Palm Desert Option Agreement by the Partnership and Carlyle-XVII relating to the unaffiliated venture partner's option to purchase the Partnership and Carlyle-XVII's interest in the joint venture dated March 11, 1998 are filed herewith.

   27.   Financial Data Schedule


(b) The following report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

            The Partnership's Report on Form 8-K (File No. 0-16516) for January 2, 1998 (describing the disposal of the 260 Franklin Street Building) was filed. This report was dated January 27, 1998 and includes a discussion of the sale (Item 5).

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: May 13, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 13, 1998