Form 10-Q
period 1998-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XVI
filed 1998-08-13
CIK 789950

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
June 30, 1998                         Commission file number 0-16516




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

                                        CONSOLIDATED BALANCE SHEETS

                                    JUNE 30, 1998 AND DECEMBER 31, 1997

                                                (UNAUDITED)

                                                  ASSETS
                                                  ------
                                                                             JUNE 30,     DECEMBER 31,
                                                                              1998           1997
                                                                          -------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $ 17,627,030     16,214,633
  Interest, rents and other receivables, net of allowances for doubtful accounts of approximately $206,000 and $710,000 at
   June 30, 1998 and December 31, 1997, respectively. . . . . . . . .            71,135         68,335
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . .             --           111,897
                                                                           ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . .        17,698,165     16,394,865
                                                                           ------------   ------------

Investment property held for sale or disposition. . . . . . . . . . .        43,168,068     43,146,694
                                                                           ------------   ------------
        Total investment properties . . . . . . . . . . . . . . . . .        43,168,068     43,146,694
                                                                           ------------   ------------

Investment in unconsolidated ventures, at equity. . . . . . . . . . .         4,163,316      1,904,784
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .           498,017        518,228
Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .           100,442        108,362
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .         2,393,648      2,755,038
                                                                           ------------   ------------
                                                                           $ 68,021,656     64,827,971
                                                                           ============   ============





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES
                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------
                                                                             JUNE 30,     DECEMBER 31,
                                                                              1998           1997
                                                                          -------------   ------------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $    485,267        457,144
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .         1,431,021        987,066
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .             --           218,929
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .           408,579        410,797
                                                                           ------------   ------------
          Total current liabilities . . . . . . . . . . . . . . . . .         2,324,867      2,073,936
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .            48,758         66,157
Ground rent payable . . . . . . . . . . . . . . . . . . . . . . . . .         1,196,556      1,377,521
Investment in unconsolidated ventures, at equity. . . . . . . . . . .           113,976     12,771,462
Long-term debt, less current portion. . . . . . . . . . . . . . . . .        40,372,655     40,622,529
                                                                           ------------   ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .        44,056,812     56,911,605

Venture partners' subordinated equity in ventures . . . . . . . . . .         3,848,372      3,751,845

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .            20,000         20,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .        (3,221,624)    (3,413,841)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (1,455,567)    (1,443,873)
                                                                           ------------   ------------
                                                                             (4,657,191)    (4,837,714)
                                                                           ------------   ------------
  Limited partners:
    Capital contributions, net of offering
      costs and purchase discounts. . . . . . . . . . . . . . . . . .       120,541,353    120,541,353
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (44,606,984)   (60,675,076)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (51,160,706)   (50,864,042)
                                                                           ------------   ------------
                                                                             24,773,663      9,002,235
                                                                           ------------   ------------
        Total partners' capital accounts. . . . . . . . . . . . . . .        20,116,472      4,164,521
                                                                           ------------   ------------
                                                                           $ 68,021,656     64,827,971
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                             THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                (UNAUDITED)

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 --------------------------  --------------------------
                                                      1998          1997          1998          1997
                                                  -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . .   $ 2,298,634     2,351,876     4,706,690     5,009,765
  Interest income . . . . . . . . . . . . . . .       289,107       183,090       493,618       355,003
  Other income. . . . . . . . . . . . . . . . .       149,519         --          299,039         --
                                                  -----------    ----------    ----------    ----------
                                                    2,737,260     2,534,966     5,499,347     5,364,768
                                                  -----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . .     1,226,870     1,278,957     2,457,083     2,521,586
  Depreciation. . . . . . . . . . . . . . . . .         --          502,133         --        1,004,060
  Property operating expenses . . . . . . . . .       977,888       935,616     1,697,137     2,069,534
  Professional services . . . . . . . . . . . .        38,068        56,563       105,736       125,552
  Amortization of deferred expenses . . . . . .        38,604        33,710        77,208        67,420
  Management fee to corporate
    general partner . . . . . . . . . . . . . .        19,492        19,492        19,492        19,492
  General and administrative. . . . . . . . . .       102,918       130,976       173,027       242,483
                                                  -----------    ----------    ----------    ----------
                                                    2,403,840     2,957,447     4,529,683     6,050,127
                                                  -----------    ----------    ----------    ----------
                                                      333,420      (422,481)      969,664      (685,359)
Partnership's share of earnings (loss)
  from operations of unconsolidated
  ventures. . . . . . . . . . . . . . . . . . .        99,642      (374,046)      228,573      (706,954)
Venture partners' share of ventures'
  operations. . . . . . . . . . . . . . . . . .       (51,403)      121,935      (211,131)      207,871
                                                  -----------    ----------    ----------    ----------
        Earnings (loss) before gains on sale or
          disposition of investment properties.       381,659      (674,592)      987,106    (1,184,442)

Gain on sale or disposition of Partnership's
  investments in unconsolidated ventures. . . .     2,934,052       332,187    10,037,662       402,477
Loss on liquidation of unconsolidated venture .         --         (269,147)        --         (269,147)
                                                  -----------    ----------    ----------    ----------




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 --------------------------  --------------------------
                                                      1998          1997          1998          1997
                                                  -----------    ----------   -----------    ----------

        Earnings (loss) before Partnership's
          share of extraordinary item from
          unconsolidated venture. . . . . . . .     3,315,711      (611,552)   11,024,768    (1,051,112)

  Partnership's share of unconsolidated
    venture's forgiveness of indebtedness . . .         --            --        5,235,541         --
                                                  -----------    ----------    ----------    ----------
        Net earnings (loss) . . . . . . . . . .   $ 3,315,711      (611,552)   16,260,309    (1,051,112)
                                                  ===========    ==========    ==========    ==========
        Net earnings (loss) per limited
         partnership interest:
           Earnings (loss) before gains on sale
             or disposition of investment
             properties . . . . . . . . . . . .   $      2.61         (4.61)         6.75         (8.10)
           Gain on sale or disposition of
             Partnership's investments in
             unconsolidated ventures. . . . . .         20.70          2.34         70.81          2.84
           Loss on liquidation of venture . . .         --            (1.84)        --            (1.84)
           Partnership's share of
             extraordinary item from
             unconsolidated venture . . . . . .         --            --            36.93         --
                                                  -----------    ----------    ----------    ----------
                                                  $     23.31         (4.11)       114.49         (7.10)
                                                  ===========    ==========    ==========    ==========
        Cash distributions per limited
          partnership interest. . . . . . . . .   $      2.11          2.11          2.11          2.11
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                (UNAUDITED)

                                                                                1998            1997
                                                                            ------------   ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $16,260,309     (1,051,112)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --         1,004,060
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       77,208         67,420
    Partnership's share of (earnings) loss from operations of
      unconsolidated ventures, net of distributions . . . . . . . . . . . .     (228,573)       706,954
    Venture partners' share of ventures' operations . . . . . . . . . . . .      208,337       (207,871)
    Gains on sale or disposition of Partnership's investments in
      unconsolidated ventures . . . . . . . . . . . . . . . . . . . . . . .  (10,037,662)      (402,477)
    Loss on liquidation of unconsolidated venture . . . . . . . . . . . . .        --           269,147
    Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . .   (5,235,541)         --
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .       (2,800)       235,626
    Other prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . .      111,897        123,513
    Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,920         56,980
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .      361,390         62,373
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      443,953        (65,824)
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (218,928)      (168,611)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,218)        (1,968)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .      (17,399)       (15,600)
    Ground rent payable . . . . . . . . . . . . . . . . . . . . . . . . . .     (180,965)       (31,203)
                                                                             -----------    -----------
        Net cash provided by (used in)
          operating activities. . . . . . . . . . . . . . . . . . . . . . .    1,546,928        581,407
                                                                             -----------    -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .      (21,374)       (76,576)
  Partnership's distributions from unconsolidated ventures and
    proceeds from sale of investment property . . . . . . . . . . . . . . .    1,038,797        374,355
  Partnership's contributions to unconsolidated ventures. . . . . . . . . .     (453,039)         --
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      (56,997)       (37,616)
                                                                             -----------    -----------
        Net cash provided by (used in) investing activities . . . . . . . .      507,387        260,163
                                                                             -----------    -----------





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                1998            1997
                                                                            ------------   ------------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .     (221,750)      (196,792)
  Distributions to venture partners . . . . . . . . . . . . . . . . . . . .     (111,810)         --
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .     (296,664)      (296,677)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .      (11,694)       (11,695)
                                                                             -----------    -----------
        Net cash provided by (used in) financing activities . . . . . . . .     (641,918)      (505,164)
                                                                             -----------    -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .    1,412,397        336,406

        Cash and cash equivalents, beginning of the year. . . . . . . . . .   16,214,633     14,791,381
                                                                             -----------    -----------
        Cash and cash equivalents, end of the period. . . . . . . . . . . .  $17,627,030     15,127,787
                                                                             ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $ 2,459,301      2,523,554
                                                                             ===========    ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $     --             --
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

                        JUNE 30, 1998 AND 1997
                              (UNAUDITED)

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of June 30, 1997, the Partnership and its consolidated venture have or have previously committed to plans to sell or dispose of their remaining investment property. Accordingly, the property has been classified as held for sale or disposition in the accompanying consolidated financial statements. The results of operations, net of venture partners' share, for this property and for properties sold or disposed of in the past two years were $380,790 and ($374,911), respectively, for the six months ended June 30, 1998 and 1997.

     In addition, the accompanying consolidated financial statements include $228,573 and ($425,612), respectively, of the Partnership's share of total property operations of $1,250,572 and ($1,151,576) for unconsolidated properties for the six months ended June 30, 1998 and 1997, respectively, all of which are held for sale or disposition or have been sold or disposed of during the past two years.

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

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership (or its consolidated venture) to the General Partners and their affiliates as of June 30, 1998 and for the six months ended June 30, 1998 and 1997 were as follows:

                                                          Unpaid at
                                                          June 30,
                                    1998      1997          1998
                                  -------    -------    -------------
Management fees to
 Corporate General Partner. .     $19,492     19,492          --
Insurance commissions . . . .      31,468     29,843          --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary-related
 expenses related to the
 on-site personnel and for
 other costs for the
 Partnership and its
 investment properties. . . .      22,322     21,238          --
                                  -------    -------        ------
                                  $73,282     70,573          --
                                  =======    =======        ======

     An affiliate of the General Partners was entitled to payment of property management and leasing fees relating to 260 Franklin through November 1994 and subsequently JMB guaranteed payment to the unaffiliated third party property manager for the property management and leasing fees. Pursuant to a loan modification for the property, property management and leasing fees were required to be escrowed through December 1995. Beginning in January 1996, the unaffiliated property manager was paid management and leasing fees by the property. As of June 30, 1998, $1,510,132 of management and leasing fees remained payable (as a result of the escrowing of certain 1995 and prior years' management and leasing fees payable to an affiliate of the General Partners and JMB's payment pursuant to its guarantee of the fees to the unaffiliated property manager) of which the Partnership's share is $453,039. In connection with the sale of the 260 Franklin Street building, the Partnership assumed the liability for its prorata share of the unpaid fees, which amount was transferred to the accounts of the Partnership upon the sale of 260 Franklin.

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

PALM DESERT TOWN CENTER

     Occupancy at the portion of the shopping center in which the Partnership owns an interest decreased to 84% at June 30, 1998 down from 88% at December 31, 1997. Sales at the center have been negatively impacted during the last several quarters by new competition in the center's trade area. The increased competition has resulted in lower effective rents upon re-leasing of space. The center will continue to be subject to increased competition from new developments that are expected to be opening in the vicinity in the near future. The property has been operating at an approximately break-even level. The joint venture continues to consider a possible expansion of the mall and restructuring of the ground lease and mortgage loan.

     The Partnership and Carlyle-XVII entered into an agreement with the unaffiliated venture partner, effective January 1, 1998, pursuant to which the Partnership and Carlyle-XVII granted the unaffiliated venture partner an option to acquire their interests in the joint venture. Pursuant to such option, the unaffiliated venture partner has the right (but not the obligation) to purchase all (but not less than all) of the Partnership's and Carlyle-XVII's interests in the joint venture by giving notice of its exercise of the option during the term of the option, which was originally scheduled to expire July 15, 1998 but was extended through August 14, 1998 pursuant to a first amendment to the Palm Desert Option Agreement with substantially the same terms as the original agreement. The unaffiliated venture partner has requested an additional extension of the expiration date for the option and the Partnership and Carlyle-XVII are considering that request. The aggregate purchase price for the interests is $7,000,000. In consideration for the option, the unaffiliated venture partner is required to pay $58,333 for each month of the option term. The Partnership and Carlyle-XVII will share the consideration for the option and, if applicable, the purchase price in proportion to their respective capital contributions to the joint venture (i.e., approximately 85.8% for the Partnership and approximately 14.2% for Carlyle-XVII). Concurrently with the execution of the option agreement, the joint venture made a distribution to the Partnership and Carlyle-XVII in the aggregate amount of approximately $740,000 (of which the Partnership's share was approximately $635,000), which represents undistributed net cash flow of the joint venture through the end of 1997. All other funds and net cash flow of the joint venture during the term of the option are to be held by the joint venture for its use, and if the sale of the Partnership's and Carlyle-XVII's interests closes pursuant to the option agreement, such funds and net cash flow will inure to the benefit of the unaffiliated venture partner. The unaffiliated venture partner agreed to pay deficits of the joint venture incurred in the ordinary course of its business that arise or accrue during the term of the option, to the extent that the joint venture's funds and net cash flow are insufficient to cover such deficits. The property is expected to operate near the break-even level during the term of the option. In general, the Partnership, Carlyle-XVII and the unaffiliated venture partner agreed not to sell or refinance the Palm Desert Town Center or engage in other actions outside the ordinary course of the joint venture's business, not to make any distribution of the joint venture's funds to its partners except for the distribution to the Partnership and Carlyle-XVII described above, and, unless consented to by all of the partners in the joint venture, not to amend or modify existing leases and other contracts, and not to enter into new leases or agreements, affecting the property during the term of the option. The unaffiliated venture partner may terminate the option by giving notice of termination to the Partnership and Carlyle-XVII, and under certain extraordinary circumstances involving a termination of the option, the Partnership and Carlyle-XVII may be obligated to refund the option consideration. In the event such a sale does occur, the Partnership and Carlyle-XVII would not participate in, or be required to pay a share of the costs of, an expansion of the mall and restructuring of the ground lease and mortgage loan for the joint venture. The Partnership could thereafter distribute a majority of the funds it currently holds as working capital reserves for the possible payment of its share of such costs, as well as any distributable net proceeds from such sale. There is no assurance that the option will be exercised or that a sale of the Partnership's and Carlyle-XVII's interest in the joint venture will occur. During the term of the option, the unaffiliated venture partner is entitled to pursue a possible expansion of the mall and restructuring of the ground lease and mortgage loan on its own, provided that no contracts are made effective prior to the exercise of the option and the close of escrow and no liability accrues to the Partnership or Carlyle-XVII from the unaffiliated venture partner's actions.

     The land underlying the shopping center is owned by the lender under the first mortgage loan. Palm Desert leases the land by assignment of an existing ground lease which provides for minimum annual rental payments of $900,000, as well as for additional rental payments for each calendar year equal to 50% of the amount by which certain of the ground lessee's gross receipts from the shopping center exceed $6,738,256. Total ground rent expense for the six months ended June 30, 1998 and 1997 was $450,000 and $547,716, respectively.

NEWPARK MALL

     At June 30, 1998, occupancy of the portion of the shopping center in which the Partnership owns an interest remained at 77%. As a result of the acquisition by Federated Department Stores of the company which owns the Emporium Capwell store at NewPark Mall, Federated, which also owns the Macy's store at NewPark, approached the NewPark joint venture regarding a sale of the Emporium Capwell building. Simultaneously with its negotiations to acquire the Emporium Capwell building, the NewPark joint venture negotiated to sell the building to a national retail store owner. These transactions closed in 1997 and the joint venture received net proceeds of approximately $2,000,000. The property is producing cash flow for the joint venture. The Partnership and its affiliated venture partner (Carlyle-XV) have commenced efforts to market their interest in the NewPark joint venture for sale. There is no assurance that such efforts will result in a sale of such joint venture interest.

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for 260 Franklin during 1998 until disposition (on January 2, 1998) and for the six months ended June 30, 1998 and 1997 is as follows:

                                        1998         1997
                                    -----------   ----------
     Total income . . . . . . . . . $   107,704    5,027,636
     Expenses applicable to
       operating income (loss). . .      39,932    7,775,465
                                    -----------   ----------
     Operating income (loss). . . .      67,772   (2,747,829)

     Gain on sale . . . . . . . . .  23,212,184        --
     Extraordinary item . . . . . .  17,451,802        --
                                    -----------   ----------
     Net earnings (loss). . . . . . $40,731,758   (2,747,829)
                                    ===========   ==========
     Partnership's share
       of income (loss) . . . . . . $12,243,970     (824,349)
                                    ===========   ==========

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 1997 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investment properties.

     The board of directors of JMB Realty Corporation ("JMB"), the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and previously retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     During the first half of 1998, some of the Holders of Interests in the Partnership received from unaffiliated third parties unsolicited offers to purchase up to 4.9% of the outstanding Interests in the Partnership at prices of $50 and $105 per Interest, respectively. Such offers have expired. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. As of the date of this report, the Partnership is aware that 2.89% of the Interests have been purchased by all unaffiliated third parties who have made unsolicited offers for Interests, either pursuant to all such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made in the future. However, there is no assurance that any such offer will be made, the terms of any such offer or whether any such offer will be consummated, amended or withdrawn.

     At June 30, 1998, the Partnership and its consolidated venture had cash and cash equivalents of approximately $17,627,000. Such cash and cash equivalents are available for capital improvements and other working capital requirements, including the Partnership's share of the costs for a possible expansion of the mall and restructuring of the ground lease and loan at Palm Desert Town Center. The Partnership and its consolidated venture have currently budgeted in 1998 approximately $177,000 (excluding costs of the possible expansion and restructuring) of which approximately $21,000 has been spent as of June 30, 1998 for tenant improvements and other capital expenditures. The Partnership's share of such items, including its share of such items for its unconsolidated venture, is currently budgeted to be approximately $275,000 of which approximately $28,000 has been spent as of June 30, 1998. Actual amounts expended in 1998 may vary depending on a number of factors including actual leasing activity, results of operations, liquidity considerations and other market conditions over the course of the year and whether the Palm Desert joint venture proceeds with the possible expansion of the mall and restructuring of the ground lease and mortgage loan. In addition, the Partnership has entered into an agreement with Carlyle-XVII and the unaffiliated venture partner in the Palm Desert joint venture pursuant to which the unaffiliated joint venture has the option through August 14, 1998 to elect to purchase the Partnership's and Carlyle-XVII's interests in the Palm Desert joint venture for an aggregate purchase price of $7,000,000 (of which the Partnership's share would be approximately $6,000,000). The unaffiliated venture partner has requested an extension of the option expiration date, and the Partnership and Carlyle-XVII are considering the request. Pursuant to the option agreement, the Palm Desert joint venture made a distribution to the Partnership and Carlyle-XVII in the aggregate amount of $740,000 (of which the Partnership's share was approximately $635,000), which represents undistributed net cash flow of the joint venture through the end of 1997. All other funds and net cash flow of the joint venture during the term of the option are to be held by the joint venture for its use, and if the sale of the Partnership's and Carlyle-XVII's interests closes pursuant to the option agreement, such funds and net cash flow will inure to the benefit of the unaffiliated venture partner. Reference is made to the Notes for a further discussion of the option agreement. In the event of a sale of its interest pursuant to the exercise of such option, the Partnership would not participate in, or be required to pay a share of the costs of, an expansion of the mall and restructuring of the ground lease and mortgage loan for Palm Desert. The Partnership may also use a portion of its reserves to pay its share of the costs for a possible mall enhancement program at NewPark Mall, although there are no specific plans currently for such a program. During the second quarter the Partnership and Carlyle-XV commenced marketing their interest in the NewPark joint venture for sale. There is no assurance that a sale of the interest will occur.

     On June 30, 1998, JMB/Owings collected approximately $5,598,000, of which the Partnership's share is approximately $2,800,000, on the remaining principal balance of the purchase price note received in the sale of its interest in Owings Mills Shopping Center in 1993. In early July 1998, JMB/Owings distributed approximately $3,033,000 to the Partnership which represented the Partnership's share of the remaining operating cash flow and proceeds from the collection of the purchase price note.

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

     In May 1998, the Partnership made an annual distribution of cash generated from operations of $2 per Interest.

     After reviewing the remaining properties and the marketplaces in which they operate, the General Partners of the Partnership expect to be able to sell its remaining investment portfolio as quickly as practicable. As a result, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold in the near term), barring unforeseen economic developments. The Partnership's goal of capital appreciation will not be achieved. Moreover, although the Partnership expects to distribute sale proceeds from the disposition of Palm Desert Town Center and NewPark Mall investment properties, aggregate distributions of sale or refinancing proceeds received by Holders of Interests over the entire term of the Partnership are expected to be significantly less than one-half of their original investment. However, as a result of sale or other disposition of properties (including a transfer to a lender) or of the Partnership's interest in the properties, Holders of Interest will be allocated gain for Federal income tax purposes, regardless of whether any proceeds are distributable to the Holders of Interest from such sale or other disposition. In this regard, the Partnership expects to recognize a gain of approximately $7,500,000 for Federal income tax purposes from the disposition in January 1998 of the 260 Franklin Street building with no distributable proceeds from such disposition.

RESULTS OF OPERATIONS

     The decrease in allowance for doubtful accounts at June 30, 1998 as compared to December 31, 1997 and the decrease in rental income and property operating expenses for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 is primarily due to the resolution of litigation with a former tenant which resulted in the reversal, in the first quarter of 1998, of a tenant receivable balance which had been recognized in prior years and fully reserved for. The allowance for doubtful accounts was also reduced in the first quarter of 1998 in conjunction with the reversal of the aforementioned tenant receivable balance. The decrease was also due to the collection, in the first quarter of 1998, of certain tenant accounts receivable balances which were reserved for in prior years.

     The decrease in prepaid expenses at June 30, 1998 as compared to December 31, 1997 is primarily due to the timing of payment of insurance premiums at Palm Desert Town Center.

     The increase in investment in unconsolidated ventures, at equity, at June 30, 1998 as compared to December 31, 1997 is primarily due to the recognition of previously deferred gain in conjunction with the collection of the remaining principal balance of the purchase price note received in the sale of JMB/Owings interest in Owings Mills Shopping Center partially offset by the distribution to the Partnership in the first quarter of 1998 of $1,000,000 of previously undistributed operating cash flow and proceeds from the sale of JMB/Owings interest in Owings Mills.

     The increase in accounts payable at June 30, 1998 as compared to December 31, 1997 is primarily due to the Partnership's assumption of its prorata share of the unpaid management and leasing fees payable to an affiliate of the General Partners and to JMB (as a result of its payment under a gurantee of such fees to the unaffiliated property manager) which amount was transferred to the accounts of the Partnership upon the sale of 260 Franklin.

     The unearned rents at December 31, 1997 is due to the prepayment of rents at Palm Desert Town Center.

     The decreased deficit in investment in unconsolidated ventures, at equity, at June 30, 1998 as compared to December 31, 1997 is primarily due to the disposition of the 260 Franklin Street property in the first quarter of 1998.

     The other income reported for the three and six months ended June 30, 1998 represents the Partnership's share of the consideration paid by the unaffiliated venture partner of the Palm Desert Town Center during 1998 pursuant to the option agreement.

     The decrease in depreciation expense for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 is due to the Palm Desert Town Center being classified as held for sale or disposition as of July 1, 1997, and therefore, no longer being subject to continued depreciation.

     The increase in venture partners' share of ventures' operations for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 is due to an increase in net operating earnings at the Palm Desert Town Center primarily as a result of the property being classified as held for sale or disposition as of July 1, 1997, and therefore, no longer being subject to continued depreciation.

     The increase in Partnership's share of earnings (loss) from operations of unconsolidated ventures for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 is primarily due to the disposition of the 260 Franklin Street building on January 2, 1998.

     The gain on sale of Partnership's investments in unconsolidated ventures for the three and six months ended June 30, 1998 represents recognition of deferred gain on sale of JMB/Owing's interest in Owings Mills and gain on the disposition of the 260 Franklin Street building.

     The extraordinary item for the six months ended June 30, 1998 represents the Partnership's share of the gain on forgiveness of indebtedness resulting from the loan modification agreement with the lender of the 260 Franklin Street building in which the lender waived accrued unpaid interest for the period prior to January 1, 1998.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1998:

                                                   1997                             1998
                                --------------------------------------  -------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----
1.  260 Franklin Street Building
     Boston, Massachusetts. . . .   96%        97%       98%       98%      N/A     N/A
2.  NewPark Mall
     Newark (Alameda County),
     California . . . . . . . . .   75%        75%       76%       79%      77%     77%
3.  Palm Desert Town Center
     Palm Desert (Palm Springs),
     California . . . . . . . . .   88%        86%       87%       88%      85%     84%

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

   10-I. Palm Desert Option Agreement by the Partnership and Carlyle-XVII relating to the unaffiliated venture partner's option to purchase the Partnership and Carlyle-XVII's interest in the joint venture dated March 11, 1998 is hereby incorporated by reference to the Partnership's Report for March 31, 1998 on Form 10-Q (File No. 16516) dated May 13, 1998.

   27.   Financial Data Schedule


(b) No reports on Form 8-K was required to be filed during the last quarter of the period covered by this quarterly report.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 12, 1998