Form 10-Q
period 1998-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XVI
filed 1998-11-16
CIK 789950

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1998                     Commission file number 0-16516




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

                                         CONSOLIDATED BALANCE SHEETS

                                  SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                               1998           1997
                                                                           -------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .   $ 18,664,223     16,214,633
  Interest, rents and other receivables, net of allowances for doubtful accounts of approximately $23,727 and $710,000 at
   September 30, 1998 and December 31, 1997, respectively . . . . . . . .         46,815         68,335
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .          --           111,897
                                                                            ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . . . .     18,711,038     16,394,865
                                                                            ------------   ------------

Investment property held for sale or disposition. . . . . . . . . . . . .     43,172,293     43,146,694
                                                                            ------------   ------------
        Total investment properties . . . . . . . . . . . . . . . . . . .     43,172,293     43,146,694
                                                                            ------------   ------------

Investment in unconsolidated ventures, at equity. . . . . . . . . . . . .      1,049,227      1,904,784
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .        525,793        518,228
Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        100,621        108,362
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . . .      2,697,914      2,755,038
                                                                            ------------   ------------
                                                                            $ 66,256,886     64,827,971
                                                                            ============   ============





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES
                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------
                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                               1998           1997
                                                                           -------------   ------------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . .   $    499,971        457,144
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,588,312        987,066
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --           218,929
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .        180,591          --
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .        407,420        410,797
                                                                            ------------   ------------
          Total current liabilities . . . . . . . . . . . . . . . . . . .      2,676,294      2,073,936
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . .         54,758         66,157
Ground rent payable . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,348,959      1,377,521
Investment in unconsolidated ventures, at equity. . . . . . . . . . . . .        113,976     12,771,462
Long-term debt, less current portion. . . . . . . . . . . . . . . . . . .     40,242,011     40,622,529
                                                                            ------------   ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . . .     44,435,998     56,911,605

Venture partners' subordinated equity in ventures . . . . . . . . . . . .      4,023,319      3,751,845

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . . .         20,000         20,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . . .     (3,196,501)    (3,413,841)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . .     (1,455,567)    (1,443,873)
                                                                            ------------   ------------
                                                                              (4,632,068)    (4,837,714)
                                                                            ------------   ------------
  Limited partners:
    Capital contributions, net of offering costs and purchase discounts .    120,541,353    120,541,353
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . . .    (44,004,034)   (60,675,076)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . .    (54,107,682)   (50,864,042)
                                                                            ------------   ------------
                                                                              22,429,637      9,002,235
                                                                            ------------   ------------
        Total partners' capital accounts. . . . . . . . . . . . . . . . .     17,797,569      4,164,521
                                                                            ------------   ------------
                                                                            $ 66,256,886     64,827,971
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

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1998          1997          1998          1997
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $ 3,005,655     2,827,416     7,712,345     7,837,181
  Interest income . . . . . . . . . . . . . . . .      256,165       191,793       749,783       546,796
  Other income. . . . . . . . . . . . . . . . . .      126,644         --          425,683         --
                                                   -----------    ----------    ----------    ----------
                                                     3,388,464     3,019,209     8,887,811     8,383,977
                                                   -----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .    1,223,427     1,285,724     3,680,510     3,807,310
  Depreciation. . . . . . . . . . . . . . . . . .        --            --            --        1,004,060
  Property operating expenses . . . . . . . . . .    1,281,355     1,247,760     2,978,492     3,317,294
  Professional services . . . . . . . . . . . . .        3,133         4,869       108,869       130,421
  Amortization of deferred expenses . . . . . . .       38,603        33,710       115,811       101,130
  Management fee to corporate
    general partner . . . . . . . . . . . . . . .        --            --           19,492        19,492
  General and administrative. . . . . . . . . . .       97,466        77,821       270,493       320,304
                                                   -----------    ----------    ----------    ----------
                                                     2,643,984     2,649,884     7,173,667     8,700,011
                                                   -----------    ----------    ----------    ----------
                                                       744,480       369,325     1,714,144      (316,034)
Partnership's share of earnings (loss)
  from operations of unconsolidated
  ventures. . . . . . . . . . . . . . . . . . . .       58,539      (172,178)      287,112      (879,132)
Venture partners' share of ventures'
  operations. . . . . . . . . . . . . . . . . . .     (174,946)     (118,194)     (386,077)       89,677
                                                   -----------    ----------    ----------    ----------
        Earnings (loss) before gains on sale or
          disposition of investment properties. .      628,073        78,953     1,615,179    (1,105,489)

Gain on sale or disposition of Partnership's
  investments in unconsolidated ventures. . . . .                    107,486    10,037,662       509,963
Loss on liquidation of unconsolidated venture . .        --            --            --         (269,147)
                                                   -----------    ----------    ----------    ----------




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1998          1997          1998          1997
                                                   -----------    ----------   -----------    ----------

        Earnings (loss) before Partnership's
          share of extraordinary item from
          unconsolidated venture. . . . . . . . .      628,073       186,439    11,652,841      (864,673)

  Partnership's share of unconsolidated
    venture's forgiveness of indebtedness . . . .        --            --        5,235,541         --
                                                   -----------    ----------    ----------    ----------
        Net earnings (loss) . . . . . . . . . . .  $   628,073       186,439    16,888,382      (864,673)
                                                   ===========    ==========    ==========    ==========
        Net earnings (loss) per limited
         partnership interest:
           Earnings (loss) before gains on sale
             or disposition of investment
             properties . . . . . . . . . . . . .  $      4.29           .54         11.05         (7.56)
           Gain on sale or disposition of
             Partnership's investments in
             unconsolidated ventures. . . . . . .        --              .76         70.81          3.60
           Loss on liquidation of venture . . . .        --            --            --            (1.84)
           Partnership's share of
             extraordinary item from
             unconsolidated venture . . . . . . .        --            --            36.93         --
                                                   -----------    ----------    ----------    ----------
                                                   $      4.29          1.30        118.79         (5.80)
                                                   ===========    ==========    ==========    ==========
        Cash distributions per limited
          partnership interest. . . . . . . . . .  $     21.00           .12         23.11          2.23
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

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                 (UNAUDITED)

                                                                                 1998             1997
                                                                             ------------    ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .   $16,888,382        (864,673)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --          1,004,060
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       115,811         101,130
    Partnership's share of (earnings) loss from operations of
      unconsolidated ventures, net of distributions . . . . . . . . . . . .      (287,112)        879,132
    Venture partners' share of ventures' operations . . . . . . . . . . . .       383,284         (89,677)
    Gains on sale or disposition of Partnership's investments in
      unconsolidated ventures . . . . . . . . . . . . . . . . . . . . . . .   (10,037,662)       (509,963)
    Loss on liquidation of unconsolidated venture . . . . . . . . . . . . .         --            269,147
    Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . .    (5,235,541)          --
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .        21,520         132,440
    Other prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . .       111,897         (33,977)
    Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,741          60,729
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        57,124        (113,240)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       601,244         123,952
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (218,928)       (168,611)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .       180,591           --
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3,377)         (2,998)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       (11,399)         (6,861)
    Ground rent payable . . . . . . . . . . . . . . . . . . . . . . . . . .       (28,562)         56,604
                                                                              -----------     -----------
        Net cash provided by (used in)
          operating activities. . . . . . . . . . . . . . . . . . . . . . .     2,545,013         837,194
                                                                              -----------     -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .       (25,599)        (76,576)
  Partnership's distributions from unconsolidated ventures and
    proceeds from sale of investment property . . . . . . . . . . . . . . .     4,211,425         423,473
  Partnership's contributions to unconsolidated ventures. . . . . . . . . .      (453,039)          --
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      (123,376)        (65,064)
                                                                              -----------     -----------
        Net cash provided by (used in) investing activities . . . . . . . .     3,609,411         281,833
                                                                              -----------     -----------




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                 1998             1997
                                                                             ------------    ------------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (337,690)       (299,683)
  Distributions to venture partners . . . . . . . . . . . . . . . . . . . .      (111,810)          --
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .    (3,243,640)       (313,342)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .       (11,694)        (11,695)
                                                                              -----------     -----------
        Net cash provided by (used in) financing activities . . . . . . . .    (3,704,834)       (624,720)
                                                                              -----------     -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .     2,449,590         494,307

        Cash and cash equivalents, beginning of the year. . . . . . . . . .    16,214,633      14,791,381
                                                                              -----------     -----------
        Cash and cash equivalents, end of the period. . . . . . . . . . . .   $18,664,223      15,285,688
                                                                              ===========     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .   $ 3,683,887       3,810,308
                                                                              ===========     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .   $     --              --
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

                      SEPTEMBER 30, 1998 AND 1997
                              (UNAUDITED)

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of September 30, 1998, the Partnership and its consolidated venture have or have previously committed to plans to sell or dispose of their remaining investment property. Accordingly, the property has been classified as held for sale or disposition in the accompanying consolidated financial statements. The results of operations, net of venture partners' share, for this property and for properties sold or disposed of in the past two years were $696,320 and ($161,738), respectively, for the nine months ended September 30, 1998 and 1997.

     In addition, the accompanying consolidated financial statements include $287,112 and ($490,211), respectively, of the Partnership's share of total property operations of $3,324,870 and ($560,469) for unconsolidated properties for the nine months ended September 30, 1998 and 1997, respectively, all of which are held for sale or disposition or have been sold or disposed of during the past two years.

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been, and will be, required under applicable law to remit directly to the taxing authorities amounts representing withholding from distributions paid to partners. Due to this, $16,000 representing such withholding was remitted in 1998 to the state of Maryland on behalf of the Holders of Interests during the first quarter of 1998.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership (or its consolidated venture) to the General Partners and their affiliates as of September 30, 1998 and for the nine months ended September 30, 1998 and 1997 were as follows:

                                                           Unpaid at
                                                         September 30,
                                   1998        1997          1998
                                 --------     -------    -------------
Management fees to
 Corporate General Partner. .    $ 19,492      19,492          --
Insurance commissions . . . .      31,468      29,843          --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary-related
 expenses related to the
 on-site personnel and for
 other costs for the
 Partnership and its
 investment properties. . . .      65,702      31,857         9,823
                                 --------     -------        ------
                                 $116,662      81,192         9,823
                                 ========     =======        ======

     An affiliate of the General Partners was entitled to payment of property management and leasing fees relating to 260 Franklin through November 1994 and subsequently JMB guaranteed payment to the unaffiliated third party property manager for the property management and leasing fees. Pursuant to a loan modification for the property, property management and leasing fees were required to be escrowed through December 1995. Beginning in January 1996, the unaffiliated property manager was paid management and leasing fees by the property. As of September 30, 1998, $1,510,132 of management and leasing fees remained payable (as a result of the escrowing of certain 1995 and prior years' management and leasing fees payable to an affiliate of the General Partners and JMB's payment pursuant to its guarantee of the fees to the unaffiliated property manager) of which the Partnership's share is $453,039. In connection with the sale of the 260 Franklin Street building, the Partnership assumed the liability for its prorata share of the unpaid fees, which amount was transferred to the accounts of the Partnership upon the sale of 260 Franklin.

260 FRANKLIN

     On January 2, 1998, 260 Franklin, through a trust, disposed of the land, building and related improvements of the 260 Franklin Street Building. 260 Franklin transferred title to the land, building and improvements, and all other assets and liabilities related to the property in consideration of a discharge of the mortgage loan and receipt of $200 in cash. 260 Franklin recognized a gain on disposal of approximately $23,200,000 in 1998, in part as a result of previous impairment losses recognized by the joint venture in 1996 aggregating $11,145,446, and an extraordinary gain on forgiveness of indebtedness of approximately $17,500,000 for financial reporting purposes, of which the Partnership's share is approximately $7,000,000 and $5,000,000, respectively. In addition, 260 Franklin expects to recognize a gain of approximately $24,400,000 for Federal income tax reporting purposes, of which the Partnership's share is approximately $7,400,000, with no distributable proceeds in 1998. 260 Franklin and the Partnership have no future liability for any representations, warranties or covenants to the purchaser as a result of the sale.

PALM DESERT TOWN CENTER

     Occupancy at the portion of the shopping center in which the Partnership owns an interest decreased to 84% at September 30, 1998 down from 88% at December 31, 1997. Sales at the center have been negatively impacted during the last several quarters by new competition in the center's trade area. The increased competition has resulted in lower effective rents upon re-leasing of space. The center will continue to be subject to increased competition from new developments that are expected to be opening in the vicinity in the near future. The property has been operating at an approximately break-even level. The joint venture continues to consider a possible expansion of the mall and restructuring of the ground lease and mortgage loan.

     The Partnership and Carlyle-XVII entered into an agreement with the unaffiliated venture partner, effective January 1, 1998, pursuant to which the Partnership and Carlyle-XVII granted the unaffiliated venture partner an option to acquire their interests in the joint venture (the "Option Agreement") . Pursuant to the Option Agreement, the unaffiliated venture partner had the right (but not the obligation) to purchase all (but not less than all) of the Partnership's and Carlyle-XVII's interests in the joint venture by giving notice of its exercise of the option during the term of the option, which was originally scheduled to expire July 15, 1998 but was extended through August 14, 1998 pursuant to a first amendment to the Option Agreement with substantially the same terms as the original agreement. The Option Agreement terminated and expired on August 14, 1998 with the unaffiliated venture partner failing to exercise this option. In consideration for the option, the unaffiliated venture partner was required to pay $58,333 for each month of the option term. The Partnership and Carlyle-XVII received their allocable shares of the consideration for the option of which the Partnership's share was approximately $427,000. Concurrently with the execution of the Option Agreement, the joint venture made a distribution to the Partnership and Carlyle-XVII in the aggregate amount of approximately $740,000 (of which the Partnership's share was approximately $635,000), which represented undistributed net cash flow of the joint venture through the end of 1997. All other funds and net cash flow of the joint venture during the term of the option were held by the joint venture for its use. Upon the expiration of the Option Agreement, the rights and obligations of the parties subsequent to expiration of the Option Agreement are governed by the terms of the joint venture partnership agreement without regard to changes previously affected by the terms of the
Option Agreement.    The Partnership and Carlyle-XVII are continuing
negotiations with the unaffiliated venture partner and the lender for the property (who is also the ground lessor) with respect to a restructuring of the ground lease and loan for the property and a sale of the Partnership's and Carlyle-XVII's interests in the joint venture, although there can be no assurance that a sale of the interests will be completed or, if completed, will be on terms similar to those contemplated by the Option Agreement. Reaching a mutually acceptable arrangement with the lender with respect to a restructuring of the ground lease and loan is the primary remaining issue to be resolved in order for the Partnership and Carlyle-XVII to reach an agreement for the sale of their interests to the unaffiliated venture partner.

  In the event of such sale, the Partnership could distribute a majority of the funds it currently holds in reserve, as well as any distributable proceeds from such sale. In the event that such sale does not occur, the Partnership may use a portion of the funds held in reserve to pay for its share of the costs of a possible expansion of the mall and a restructuring of the ground lease and loan at the property.

     The land underlying the shopping center is owned by the lender under the first mortgage loan. Palm Desert leases the land by assignment of an existing ground lease which provides for minimum annual rental payments of $900,000, as well as for additional rental payments for each calendar year equal to 50% of the amount by which certain of the ground lessee's gross receipts from the shopping center exceed $6,738,256. Total ground rent expense for the nine months ended September 30, 1998 and 1997 was $838,078 and $914,664, respectively.

NEWPARK MALL

     At September 30, 1998, occupancy of the portion of the shopping center in which the Partnership owns an interest remained at 77%. As a result of the acquisition by Federated Department Stores of the company which owns the Emporium Capwell store at NewPark Mall, Federated, which also owns the Macy's store at NewPark, approached the NewPark joint venture regarding a sale of the Emporium Capwell building. Simultaneously with its negotiations to acquire the Emporium Capwell building, the NewPark joint venture negotiated to sell the building to a national retail store owner. These transactions closed in 1997 and the joint venture received net proceeds of approximately $2,000,000. The property is producing cash flow for the joint venture.

     The Partnership and its affiliated venture partner have reached an agreement in principle to sell their interests in the NewPark joint venture to the unaffiliated joint venture partner by the end of 1998. However, the sale is subject to various contingencies including final documentation, and therefore, there can be no assurance that such sale will be completed. If the sale of the property is completed on the proposed terms, the Partnership would expect to recognize a gain for both financial reporting and Federal income tax purposes. In the event that such sale does not occur, the Partnership may use a portion of the funds held in reserve to pay its share of the costs for a possible mall enhancement program at NewPark Mall, although there are no specific plans currently for such a program.

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for 260 Franklin during 1998 until disposition (on January 2, 1998) and for the nine months ended September 30, 1997 is as follows:

                                         1998        1997
                                     -----------  ----------
     Total income . . . . . . . . .  $   107,704  $7,813,000
     Expenses applicable to
       operating income (loss). . .       39,932  11,341,281
                                     -----------  ----------
     Operating income (loss). . . .       67,772  (3,528,281)

     Gain on sale . . . . . . . . .   23,212,184       --
     Extraordinary item . . . . . .   17,451,802       --
                                     -----------  ----------
     Net earnings (loss). . . . . .  $40,731,758  (3,528,281)
                                     ===========  ==========
     Partnership's share
       of income (loss) . . . . . .  $12,243,970  (1,058,484)
                                     ===========  ==========

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 1997 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investment properties.

     The board of directors of JMB Realty Corporation ("JMB"), the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and previously retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to potential tender offers for Interests.

     From 1996 through the first half of 1998, some of the Holders of Interests in the Partnership received from unaffiliated third parties unsolicited offers to purchase up to 4.9% of the outstanding Interests in the Partnership at prices of $50 and $105 per Interest, respectively. Such offers have expired. Early in the fourth quarter of 1998, some of the Holders of Interests in the Partnership received from an unaffiliated third party an unsolicited offer to purchase up to 4.9% of the outstanding Interests in the Partnership at prices between $48 and $80 per Interest. Such offers have expired. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. As of the date of this report, the Partnership is aware that 4.2% of the outstanding Interests have been purchased by all unaffiliated third parties who have made unsolicited offers for Interests, either pursuant to all such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made in the future. However, there is no assurance that any such offer will be made, the terms of any such offer or whether any such offer will be consummated, amended or withdrawn.

     At September 30, 1998, the Partnership and its consolidated venture had cash and cash equivalents of approximately $18,664,000. Such cash and cash equivalents are available for capital improvements and other working capital requirements, including the Partnership's share of the costs for a possible expansion of the mall and restructuring of the ground lease and loan at Palm Desert Town Center. The Partnership and its consolidated venture have currently budgeted in 1998 approximately $177,000 (excluding costs of the possible expansion and restructuring) of which approximately $26,000 has been spent as of September 30, 1998 for tenant improvements and other capital expenditures. The Partnership's share of such items, including its share of such items for its unconsolidated venture, is currently budgeted to be approximately $275,000 of which approximately $36,500 has been spent as of September 30, 1998. Actual amounts expended in 1998 may vary depending on a number of factors including actual leasing activity, results of operations, liquidity considerations and other market conditions over the course of the year and whether the Palm Desert joint venture proceeds with the possible expansion of the mall and restructuring of the ground lease and mortgage loan.

     During the second quarter the Partnership and Carlyle-XV commenced marketing their interests in the NewPark joint venture for sale. As reported in the notes to the accompanying financial statements, the Partnership and Carlyle-XV have reached an agreement in principle to sell their interests in the NewPark joint venture to the unaffiliated joint venture partner by the end of 1998, although there is no assurance that a sale of the interests will occur. In the event such sale does not occur, the Partnership may use a portion of its reserves to pay its share of the costs for a possible mall enhancement program at NewPark Mall, although there are no specific plans currently for such a program.

     In addition, although the Option Agreement, pursuant to which the Partnership and Carlyle-XVII granted an option to the unaffiliated venture partner to acquire their interests in the Palm Desert joint venture, has expired, the Partnership, Carlyle-XVII, the unaffiliated venture partner and the lender (who is also the ground lessor) for Palm Desert Town Center continue to negotiate with respect to a restructuring of the ground lease and loan for the property and a sale of the Partnership's and Carlyle-XVII's interests in the joint venture. Reaching a mutually acceptable arrangement with the lender with respect to a restructuring of the ground lease and loan is the primary remaining issue to be resolved in order for the Partnership and Carlyle-XVII to reach an agreement for the sale of their interests to the unaffiliated venture partner. In the event of such sale, the Partnership could distribute a majority of the funds it currently holds in reserve, as well as any distributable proceeds from such sale. In the event that such sale does not occur, as discussed above, the Partnership may use a portion of the funds held in reserve to pay for its share of the costs of a possible expansion of the mall and restructuring of the ground lease and loan for the property.

     On June 30, 1998, JMB/Owings collected approximately $5,598,000, of which the Partnership's share is approximately $2,800,000, on the remaining principal balance of the purchase price note received in the sale of its interest in Owings Mills Shopping Center in 1993. The collection of the remaining principal balance of the purchase price note resulted in an approximate $3,000,000 gain on sale to the Partnership for financial reporting purposes in 1998. The Partnership expects to recognize a gain on sale of approximately $3,100,000 for Federal income tax purposes in 1998.

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

     In May 1998, the Partnership made an annual distribution of cash generated from operations of $2 per Interest. In September 1998, the Partnership made a distribution of $21 per Interest of cash generated primarily from the collection of the remaining principal balance of the purchase price note received in the sale of its interest in Owings Mills Shopping Center.

     After reviewing the remaining properties and the marketplaces in which they operate, the General Partners of the Partnership expect to be able to sell its remaining investment portfolio as quickly as practicable. As a result, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 barring unforeseen economic developments. The Partnership's goal of capital appreciation will not be achieved. Moreover, although the Partnership expects to distribute sale proceeds from the disposition of Palm Desert Town Center and NewPark Mall investment properties, aggregate distributions of sale or refinancing proceeds received by Holders of Interests over the entire term of the Partnership are expected to be significantly less than one-half of their original investment. However, as a result of sale or other disposition of properties (including a transfer to a lender) or of the Partnership's interest in the properties, Holders of Interests will be allocated gain for Federal income tax purposes, regardless of whether any proceeds are distributable to the Holders of Interests from such sale or other disposition. In this regard, the Partnership expects to recognize a gain in 1998 of approximately $7,400,000 for Federal income tax purposes from the disposition in January 1998 of the 260 Franklin Street building with no distributable proceeds from such disposition.

RESULTS OF OPERATIONS

     The decrease in allowance for doubtful accounts at September 30, 1998 as compared to December 31, 1997 and the decrease in rental income and property operating expenses for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 is primarily due to the resolution of litigation with a former tenant which resulted in the reversal, in the first quarter of 1998, of a tenant receivable balance which had been recognized in prior years and fully reserved for. The decrease was also due to the collection, in the first quarter of 1998, of certain tenant accounts receivable balances which were reserved for in prior years.

     The decrease in prepaid expenses at September 30, 1998 as compared to December 31, 1997 is primarily due to the timing of payment of insurance premiums at Palm Desert Town Center.

     The decrease in investment in unconsolidated ventures, at equity, at September 30, 1998 as compared to December 31, 1997 is primarily due to the distribution to the Partnership of approximately $4,033,000 of previously undistributed operating cash flow and proceeds from the sale of JMB/Owings' interest in Owings Mills, partially offset by the recognition of previously deferred gain in conjunction with the collection of the remaining principal balance of the purchase price note received in such sale.

     The increase in accounts payable at September 30, 1998 as compared to December 31, 1997 is primarily due to the Partnership's assumption of its prorata share of the unpaid management and leasing fees payable to an affiliate of the General Partners and to JMB (as a result of JMB's payment under a guarantee of such fees to the unaffiliated property manager), which amount was transferred to the accounts of the Partnership upon the sale of 260 Franklin.

     The unearned rents at December 31, 1997 is due to the prepayment of rents at Palm Desert Town Center.

     The accrued real estate taxes at September 30, 1998 is due to the timing of payment of real estate taxes at the Palm Desert property.

     The decreased deficit in investment in unconsolidated ventures, at equity, at September 30, 1998 as compared to December 31, 1997 is primarily due to the disposition of the 260 Franklin Street property in the first quarter of 1998.

     The other income reported for the three and nine months ended September 30, 1998 represents the Partnership's share of the consideration paid by the unaffiliated venture partner of the Palm Desert Town Center during 1998 pursuant to the Option Agreement.

     The decrease in depreciation expense for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 is due to the Palm Desert Town Center being classified as held for sale or disposition as of July 1, 1997, and therefore, no longer being subject to continued depreciation.

     The increase in Partnership's share of earnings from operations of unconsolidated ventures for the three and nine months ended September 30, 1998 as compared to the three and nine months ended September 30, 1997 is primarily due to the disposition of the 260 Franklin Street building on January 2, 1998.

     The increase in venture partners' share of ventures' operations for the three and nine months ended September 30, 1998 as compared to the three and nine months ended September 30, 1997 is due to an increase in net operating earnings at the Palm Desert Town Center primarily as a result of the property being classified as held for sale or disposition as of July 1, 1997, and therefore, no longer being subject to continued depreciation.

     The gain on sale of Partnership's investments in unconsolidated ventures for the nine months ended September 30, 1998 represents recognition of deferred gain on sale of JMB/Owings' interest in Owings Mills and gain on the disposition of the 260 Franklin Street building.

     The extraordinary item for the nine months ended September 30, 1998 represents the Partnership's share of the gain on forgiveness of indebtedness resulting from the loan modification agreement with the lender of the 260 Franklin Street building, pursuant to which the lender waived accrued unpaid interest for the period prior to January 1, 1998.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1998:

                                                    1997                             1998
                                 --------------------------------------  -------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
1.  260 Franklin Street Building
     Boston, Massachusetts. . . .    96%       97%        98%       98%     N/A      N/A     N/A
2.  NewPark Mall
     Newark (Alameda County),
     California . . . . . . . . .    75%       75%        76%       79%     77%      77%     77%
3.  Palm Desert Town Center
     Palm Desert (Palm Springs),
     California . . . . . . . . .    88%       86%        87%       88%     85%      84%     84%

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

   10-A.  First Amendment to Palm Desert Option Agreement by the
Partnership and Carlyle-XVII relating to the unaffiliated venture partner's option to purchase the Partnership and Carlyle-XVII's interest in the joint venture dated July 15, 1998 is filed herewith.

   27.    Financial Data Schedule


(b) No reports on Form 8-K were required to be filed during the last quarter of the period covered by this quarterly report.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: November 11, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 11, 1998