Form 10-K405
period 1998-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XVI
filed 1999-03-30
CIK 789950

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the fiscal year
  ended December 31, 1998           Commission file number 0-16516



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

                           TABLE OF CONTENTS



                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   5

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   7

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .   7


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters. . . . . . .   7

Item 6.      Selected Financial Data. . . . . . . . . . .   8

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .  10

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .  14

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  15

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  42


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  42

Item 11.     Executive Compensation . . . . . . . . . . .  44

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  47

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  48


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  48


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  52

                                PART I

ITEM 1.  BUSINESS

     Unless otherwise indicated all references to "Notes" are to Notes to Consolidated Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, Carlyle Real Estate Limited Partnership-XVI (the "Partnership"), was a limited partnership formed in December of 1985 and was governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in income-producing commercial and residential real property. On August 27, 1986, the Partnership commenced an offering to the public of $250,000,000 (subject to increase by up to $250,000,000) of Limited Partnership Interests (and assignee interests therein) ("Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (No. 33-3567). A total of 140,342.82534 Interests were sold to the public at $1,000 per Interest. The offering closed on December 31, 1987. Subsequent to admittance to the Partnership, no holder of Interests (hereinafter, a "Holder" or "Holder of Interests") made any additional capital contribution. The Holders of Interests of the Partnership shared in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership was engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments were held by fee title, leasehold estates and/or joint venture partnership interests. The Partnership's real property investments were located throughout the nation, and it had no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality was not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership was required to terminate no later than December 31, 2036. The Partnership was self-liquidating in nature. At sale of a particular property, the net proceeds, if any, were generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. During 1998, the Partnership sold its remaining investment property, wound up its affairs and made a final liquidating distribution of $20,415,530 to the Holders of Interests and $463,856 to the General Partners and terminated effective December 31, 1998. Reference is made to Item 7.

     The Partnership made the real property investments set forth in the following table:


NAME, TYPE OF PROPERTY                     DATE OF
    AND LOCATION                SIZE      PURCHASE         SALE DATE             TYPE OF OWNERSHIP (b)
----------------------       ----------   --------        -----------            ---------------------
1. Owings Mills Shopping
    Center
    Owings Mills
    (Baltimore County),
    Maryland. . . . . .       325,000     12/31/85          6/30/93              fee ownership of land
                               sq.ft.                                            and improvements
                               g.l.a.                                            (through joint venture
                                                                                 partnerships) (a)(b)
2. 125 Broad Street
    Building
    New York, New York.      1,336,000    12/31/85         11/15/94              fee ownership of
                               sq.ft.                                            improvements and
                               n.r.a.                                            ground leasehold
                                                                                 interest in land
                                                                                 (through joint venture
                                                                                 partnerships)
                                                                                 (a)(b)
3. 260 Franklin Street
    Building
    Boston,
    Massachusetts . . .       348,901      5/21/86          1/2/98               fee ownership of land
                               sq.ft.                                            and improvements
                               n.r.a.                                            (through joint venture
                                                                                 partnership) (a)(b)
4. Dunwoody Crossing
   Apartments
   (Phase I, II and III)
   DeKalb County (Atlanta),
   Georgia. . . . . . .       810 units    9/18/86          5/7/96               fee ownership of land
                                                                                 and improvements
                                                                                 (through joint venture
                                                                                 partnerships) (a)(b)
5. NewPark Mall
    Newark (Alameda County),
    California. . . . .       423,748      12/2/86         11/18/98              fee ownership of land
                               sq.ft.                                            and improvements
                               g.l.a.                                            (through joint venture
                                                                                 partnerships) (a)(b)





NAME, TYPE OF PROPERTY                     DATE OF
    AND LOCATION                SIZE      PURCHASE         SALE DATE             TYPE OF OWNERSHIP (b)
----------------------       ----------   --------        -----------            ---------------------

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

7. Palm Desert Town
    Center
    Palm Desert
    (Palm Springs),
    California. . . . .       373,000         12/23/88     12/29/98              fee ownership of
                               sq.ft.                                            improvements and
                               g.l.a.                                            ground leasehold
                                                                                 interest in land
                                                                                 (through joint venture
                                                                                 partnership) (a)(c)

-----------------------

      (a)    Reference is made to the Notes for a description of the joint venture partnership or partnerships through which the Partnership has made this real property investment.

      (b)    This property has been sold or transferred.  Reference is made to the Notes for further discussion of such sale or transfer.

      (c)    The Partnership interest in the property was sold.  Reference is made to the Notes for further discussion of such sale.


     The Partnership's real property investments were subject to competi-tion from similar types of properties (including properties owned by affiliates of the General Partners) in the respective vicinities in which they were located. Such competition was generally for the retention of existing tenants. Additionally, the Partnership was in competition for new tenants in markets where significant vacancies were present. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintained the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants.

     In November 1994, effective as of October 31, 1994, JMB/125 Broad Building Associates, L.P. ("JMB/125"), an Illinois limited partnership, made an agreement with its venture partners in the 125 Broad Street Company ("125 Broad") to settle their dispute regarding 125 Broad and its property.

Pursuant to the agreement, JMB/125 assigned its approximate 48.25% interest in 125 Broad, which owned the 125 Broad Street Building and a leasehold interest in the underlying land located in New York, New York, to an affiliate of the venture partners and released the venture partners from any claims of JMB/125 related to 125 Broad. The Partnership owned indirectly an approximate 40% limited partnership interest in JMB/125. An affiliate of the Partnership owned indirectly substantially all of the remaining interest in JMB/125. In return for the assignment, JMB/125 received an unsecured promissory note in the principal amount of $5 million bearing simple interest at 4.5% per annum with all principal and accrued interest due at maturity in October 1999, subject to mandatory prepayments of principal and interest or acceleration of the maturity date under certain circumstances. In addition, JMB/125 received a release from any claims of certain affiliates of the venture partners and generally was to be indemnified against any liability as a general partner of 125 Broad. JMB/125 was also relieved of any obligation to contribute cash to 125 Broad in the amount of its deficit capital account balance. The venture partners subsequently filed a pre-arranged bankruptcy plan for reorganization of 125 Broad under Chapter 11 of the Bankruptcy Code in order to facilitate 125 Broad's transfer of the office building to the mortgage lender in satisfaction of the mortgage debt and other claims. In January 1995, the plan for reorganization was approved by the bankruptcy court, was consummated, and the bankruptcy case was concluded. In October 1995, the makers of the $5 million promissory note payable to JMB/125 filed for protection from creditors under Chapter 11 of the Bankruptcy Code.
Pursuant to the bankruptcy reorganization of the makers of the note, JMB/125, as an unsecured creditor, received limited partnership interests and a convertible note receivable in a reorganized entity that has majority or controlling interests in six office buildings in New York, New York and Boston, Massachusetts. The assigned value, as of the bankruptcy confirmation date, of the interests and note received by JMB/125 was approximately $400,000. The convertible note was fully reserved due to the uncertainty of the realizable value of the note. In June 1997, the convertible note receivable for $297,000 was collected on by JMB/125 resulting in the recognition of gain, of which the Partnership's share was $116,436. In December 1998, the limited partnership interests were sold back to the reorganized entity for $118,642. Reference is made to Item 7 and to the Notes for a further discussion of this property.

     On January 2, 1998, 260 Franklin, through a trust, disposed of the land, building and related improvements of the 260 Franklin Street Building. 260 Franklin transferred title to the land, building and improvements, and all other assets and liabilities related to the property in consideration of a discharge of the mortgage loan and receipt of $200 in cash. Reference is made to Item 7 and to the Notes for a further description of such event.

     On June 30, 1998, JMB/Owings collected approximately $5,598,000 on the remaining principal balance of the purchase price note received in the sale of its interest in Owings Mills Shopping Center in 1993.

     Pursuant to a liquidation agreement dated November 13, 1998, the Partnership, its affiliated venture partner and its unaffiliated venture partner dissolved NewPark Associates and distributed all of its assets to the joint venture partners. On November 18, 1998, the Partnership and its affiliated venture partner sold their interests in the net assets of the NewPark Mall to the unaffiliated joint venture partner for $16,000,000. Reference is made to Item 7 and to the Notes for a further description of such event.

     On December 29, 1998, the Partnership and its affiliated venture partner sold their interests in the Palm Desert Joint Venture to the unaffiliated venture partner for $4,000,000. Reference is made to Item 7 and to the Notes for a further description of such event.

     The Partnership had no employees.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.



ITEM 2.  PROPERTIES

     The Partnership owned through joint venture partnerships the interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1998 and 1997 for the Partnership's investment properties owned during 1998:

                                                             1997                      1998
                                                   ------------------------- -------------------------
                               Principal             At    At     At     At    At     At    At     At
                               Business             3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               ----------------     ----  ----   ----  -----  ----   ---- -----  -----

1. 260 Franklin Street
    Building
    Boston, Massachusetts
    (A) . . . . . . . . . . .  Financial/Office      96%   97%    98%    98%   N/A    N/A   N/A    N/A

2. NewPark Mall
    Newark (Alameda County),
    California. . . . . . . .  Retail                75%   75%    76%    79%   77%    77%   77%    N/A

3. Palm Desert Town Center
    Palm Desert
    (Palm Springs),
    California. . . . . . . .  Retail                88%   86%    87%    88%   85%    84%   84%    N/A

--------------------

     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.



ITEM 3.  LEGAL PROCEEDINGS

     At its termination, the Partnership was not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1997 and 1998.





                                PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     Immediately prior to the termination of the Partnership, there were 15,194 record Holders of the 140,332.21254 Interests outstanding in the Partnership. There had been no public market for Interests and it had not been anticipated that a public market for Interests would develop. Upon request, the Corporate General Partner provided information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price paid for the Interests, as well as any other economic aspects of the transaction, was subject to negotiation by the investor. On December 31, 1998, the Partnership made a liquidating distribution to its Holders of Interests and General Partners and subsequently terminated effective December 31, 1998.

     Reference is made to Item 6 below for a discussion of cash distribu-tions made to the Holders of Interests. The mortgage loan secured by the 260 Franklin Street Office Building restricted the use by 260 Franklin Associates of the cash flow from that property as more fully discussed in the Notes.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

     DECEMBER 31, 1998 (Immediately prior to final liquidating distribution), 1997, 1996, 1995 and 1994
                                (not covered by Independent Auditors' Report)

                                1998          1997          1996          1995          1994
                            -----------    ----------    ----------   -----------    ----------
Total income. . . . . . .   $12,354,088    11,436,847    11,796,272    11,621,375    11,512,558
                            ===========    ==========    ==========    ==========    ==========
Earnings (loss) before
 gains on sale or
 disposition of invest-
 ment properties. . . . .   $ 1,553,514    (1,058,836)   (5,739,697)   (1,774,644)   (8,798,498)
Gain on sale of interest
 in investment property .     2,018,594         --            --            --            --
Gains on sale or
 disposition of
 Partnership's
 investment in
 unconsolidated venture .    11,020,787       510,407     4,928,723       856,750    20,162,696
Loss on liquidation
 of unconsolidated
 venture. . . . . . . . .         --         (269,147)        --            --            --
                            -----------    ----------    ----------    ----------    ----------
Earnings (loss)
 before Partnership's
 share of extraordinary
 item from unconsolidated
 ventures . . . . . . . .    14,592,895      (817,576)     (810,974)     (917,894)   11,364,198

Partnership's share of
 extraordinary item
 from unconsolidated
 ventures . . . . . . . .     5,235,540         --         (175,007)        --            --
                            -----------    ----------    ----------    ----------    ----------
Net earnings (loss) . . .   $19,828,435      (817,576)     (985,981)     (917,894)   11,364,198
                            ===========    ==========    ==========    ==========    ==========




                                1998          1997          1996          1995          1994
                            -----------    ----------    ----------    ----------    ----------
Net earnings (loss) per
 Limited Partner Interest (b):
  Earnings (loss) before
   gains on sale or dis-
   position of investment
   properties . . . . . .   $     10.63         (7.24)       (39.26)       (12.14)       (60.18)
  Gain on sale of in-
    terest in investment
    property. . . . . . .         14.24         --            --            --            --
  Gains on sale or dis-
   position of Partner-
   ship's investment in
   unconsolidated
   ventures . . . . . . .         42.64          3.60         34.77          6.04        142.23
  Loss on liquidation
   of unconsolidated
   venture. . . . . . . .         --            (1.90)        --            --            --
  Partnership's share
   of extraordinary
   item from uncon-
   solidated ventures . .         36.94         --            (1.23)        --            --
                            -----------    ----------    ----------    ----------    ----------
Net earnings (loss) . . .   $    104.45         (5.54)        (5.72)        (6.10)        82.05
                            ===========    ==========    ==========    ==========    ==========
Total assets. . . . . . .   $20,879,387    64,827,971    64,519,186    66,226,833    69,624,085
Long-term debt. . . . . .   $     --       40,622,529    41,079,673    41,485,363    41,845,394
Cash distributions per
  Limited Partner
  Interest (c) (d). . . .   $     23.11          2.18         38.80         17.25        116.00
                            ===========    ==========    ==========    ==========    ==========

-------------
  (a)   The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

  (b)   The net earnings (loss) per Interest was based upon the limited partnership interests outstanding at the end of each period.

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

  (d)   This amount does not include a final liquidating cash distribution of $20,415,530 ($145.28 per Interest)
to the Holders of Interest and $463,856 to the General Partners paid by the Partnership on December 31, 1998.

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

     The board of directors of JMB Realty Corporation ("JMB"), the corporate general partner of the Partnership, established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee retained independent counsel to advise it in connection with any potential tender offers for Interests and retained Lehman Brothers Inc. through June 30, 1998, as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     From 1996 through the first half of 1998, some of the Holders of Interests in the Partnership received from unaffiliated third parties unsolicited offers to purchase up to 4.9% of the outstanding Interests in the Partnership at prices of $50 and $105 per Interest, respectively. Such offers have expired. Early in the fourth quarter of 1998, some of the Holders of Interests in the Partnership received from an unaffiliated third party an unsolicited offer to purchase up to 4.9% of the outstanding Interests in the Partnership at prices between $48 and $80 per Interest. Such offers have expired. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. Approximately 4.26% of the outstanding Interests were purchased by all unaffiliated third parties who made unsolicited offers for Interests, either pursuant to all such tender offers or through negotiated purchases.

     Pursuant to the terms of the Partnership Agreement, the General Partners of the Partnership were required to contribute to the Partnership $141,766, which represented the amount of all distributions they previously received from sales and refinancing proceeds, and such amount was included in the liquidating distribution made to the Holders of Interests. Such contribution was required because the Holders of Interests had not received distributions of net sale or refinancing proceeds equal to their initial capital investment in the Partnership plus certain other distributions constituting a specified return on their average capital investment for each year (i.e., their initial capital investment as reduced by net sale or refinancing proceeds previously distributed) commencing with the third quarter of 1987.

     JMB/125

     In October 1995, the makers of the $5 million promissory note payable to JMB/125 filed for protection from creditors under Chapter 11 of the Bankruptcy Code. Pursuant to the bankruptcy reorganization of the makers of the note, JMB/125, as an unsecured creditor, received limited partnership interests and a convertible note interest in a reorganized entity that has majority or controlling interests in six office buildings in New York, New York and Boston, Massachusetts. The assigned value, as of the bankruptcy confirmation date, of the interests and note received by JMB/125 was approximately $400,000. The convertible note was fully reserved due to the uncertainty of the realizable value of the note. In June 1997, the convertible note receivable for $297,000 was collected on by

JMB/125 resulting in the recognition of gain, of which the Partnership's share was $116,436. In December 1998, the limited partnership interests were sold back to the reorganized entity for $118,642 resulting in recognition of gain, of which the Partnership's share was $52,586. Reference is made to the Notes.

     260 FRANKLIN

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

     Effective January 1, 1998, 260 Franklin entered into a loan modification agreement with the lender in which the lender waived accrued unpaid interest owed for the period prior to January 1, 1998, which was approximately $17,200,000. On January 2, 1998, 260 Franklin through a trust disposed of the land, building and related improvements of the 260 Franklin Street Building. 260 Franklin transferred title to the land, building and improvements, and all other assets and liabilities related to the property in consideration of a discharge of the mortgage loan and receipt of $200 in cash. 260 Franklin recognized in 1998 gains in the aggregate of approximately $23,200,000, in part as a result of previous impairment losses recognized by 260 Franklin in 1996 aggregating $11,145,446, and an extraordinary gain on discharge of indebtedness of approximately $17,500,000 for financial reporting purposes, of which the Partnership's share was approximately $7,000,000 and $5,000,000, respectively. In addition, 260 Franklin recognized a gain of approximately $24,400,000 for Federal income tax reporting purposes, of which the Partnership's share was approximately $7,356,000, with no distributable proceeds. 260 Franklin and the Partnership have no future liability for any representations, warranties or covenants to the purchaser as a result of the disposal of the property. Reference is made to the Notes.

     JMB/OWINGS

     In June 1993, JMB/Owings sold its interest in the Owings Mills Shopping Center for $9,416,000 represented by a purchase price note which required principal and interest payments of approximately $109,000 per month with the remaining principal balance of approximately $5,500,000 due and payable on June 30, 1998. On June 30, 1998, JMB/Owings collected approximately $5,598,000, of which the Partnership's share was approximately $2,800,000, on the remaining principal balance of the purchase price note received in the sale of its interest in Owings Mills Shopping Center in 1993. In September 1998, the Partnership made a distribution of $21 per Interest of cash generated primarily from the collection of this note receivable. Reference is made to the Notes.

     NEWPARK

     Pursuant to a liquidation agreement dated November 13, 1998, the Partnership, its affiliated venture partner and its unaffiliated venture partner dissolved NewPark Associates and distributed all of its assets to the partners. On November 18, 1998, the Partnership and its affiliated venture partner sold their interests in the net assets of the NewPark Mall to the unaffiliated joint venture partner for $16,000,000 of which the Partnership's share was $1,600,000. Reference is made to the Notes.

     PALM DESERT TOWN CENTER

     The Partnership and Carlyle-XVII entered into an agreement with the unaffiliated venture partner, effective January 1, 1998, pursuant to which the Partnership and Carlyle-XVII granted the unaffiliated venture partner an option to acquire their interests in the joint venture (the "Option Agreement") . Pursuant to the Option Agreement, the unaffiliated venture partner had the right (but not the obligation) to purchase all (but not less than all) of the Partnership's and Carlyle-XVII's interests in the joint venture by giving notice of its exercise of the option during the term of the option, which was originally scheduled to expire July 15, 1998 but was extended first through August 14, 1998 pursuant to a first amendment to the Option Agreement. The Option Agreement also provided for certain rights and obligations of the Partnership, Carlyle-XVII and the unaffiliated venture partner with respect to the joint venture and its property during the option term. In consideration for the option and the first amendment to the option, the unaffiliated venture partner was required to pay $58,333 for each month of the option term. Pursuant to a second amendment to the Option Agreement, the option term was extended through December 29, 1998, the unaffiliated venture partner was required to pay $120,000 to the Partnership and Carlyle-XVII and the aggregate purchase price for the interests was reduced to $4,000,000. The Partnership and Carlyle-XVII received their allocable shares of the consideration for the option of which the Partnership's share was approximately $427,000. Concurrently with the execution of the Option Agreement, the joint venture made a distribution to the Partnership and Carlyle-XVII in the aggregate amount of approximately $740,000 (of which the Partnership's share was approximately $635,000), which represented undistributed net cash flow of the joint venture through the end of 1997. All other funds and net cash flow of the joint venture during the term of the option were held by the joint venture for its use. Upon the expiration of the Option Agreement, the rights and obligations of the parties subsequent to expiration of the Option Agreement were to be governed by the terms of the joint venture partnership agreement without regard to changes previously affected by the terms of the Option Agreement. On December 29, 1998, the Partnership and Carlyle-XVII sold their respective interests in the joint venture pursuant to the Option Agreement for $4,000,000, of which the Partnership's share was $3,431,000. Reference is made to the Notes.

     GENERAL

     There were certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have had economic or business interests or goals that were inconsistent with those of the Partnership.

     Due to the real estate market conditions experienced over the past several years, the Partnership held its remaining investment properties longer than originally anticipated in an effort to maximize the return of their investment to the Holders of Interests.

     However, the Partnership's goal of capital appreciation was not achieved. Aggregate distributions of sale and refinancing proceeds received by Holders of Interests over the entire term of the Partnership were significantly less than one-half of their original investment.

     As discussed above, pursuant to the Partnership Agreement, the General Partners returned to the Partnership $141,766 of previously received sales distributions. The Partnership made a final liquidating cash distribution to its Holders of Interests in the aggregate amount of $20,415,530 or $145.48 per Interest. In addition, the Partnership made a final cash distribution out of net cash receipts (as defined) to its General Partners and paid a management fee to its Corporate General Partner in the aggregate amount of $1,236,950. The Partnership wound up its affairs and terminated effective December 31, 1998.

RESULTS OF OPERATIONS

     The increase in interest income for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is due to a higher average balance in cash and cash equivalents mainly due to the receipts from sales of investments and the timing of related distributions.

     The other income reported for the year ended December 31, 1998 represents the Partnership's share of the consideration paid by the unaffiliated venture partner of the Palm Desert Town Center during 1998 pursuant to the Option Agreement and the write-off of the Partnership's assumption of its pro rata share (approximately $453,000) of unpaid management and leasing fees payable to an affiliate of the General Partners and to JMB, which amount was transferred to the accounts of the Partnership upon the sale of 260 Franklin, and subsequently discharged.

     The decrease in depreciation expense for the year ended December 31, 1998 as compared to the year ended December 31, 1997 and for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is due to the Palm Desert Town Center being classified as held for sale or disposition as of July 1, 1997, and therefore, no longer being subject to continued depreciation.

     The decrease in property operating expenses for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to a decrease in the allowance for doubtful accounts in 1997 at the Palm Desert Town Center.

     The increase in professional services for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is mainly due to an increase in certain professional fees due to the winding up and termination of the Partnership.

     The increase in management fees to corporate general partner for the year ended December 31, 1998 as compared to December 31, 1997 is due to higher distributions to partners from operations during 1998. The decrease in management fees to corporate general partner for the year ended December 31, 1997 as compared to December 31, 1996 is due to lower distributions to partners from operations during 1997.

     The increase in general and administrative expenses for the year ended December 31, 1998 as compared to December 31, 1997 is primarily due to an increase in certain costs due to the winding up and termination of the Partnership. The increase in general and administrative expenses for the year ended December 31, 1997 as compared to December 31, 1996 is primarily due to the write off of amounts due from the 260 Franklin venture deemed uncollectible as a result of the sale of the property in January 1998 and an increase in the reimbursable costs to affiliates of the General Partners.

     The increase in Partnership's share of earnings from operations of unconsolidated ventures for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is primarily due to the disposition of the 260 Franklin Street building on January 2, 1998. The decrease in Partnership's share of loss from operations of unconsolidated ventures for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to the Partnership's share of the provisions for value impairment of $3,343,634 and $430,000 recorded January 1, 1996 and June 30, 1996, respectively, regarding the 260 Franklin venture and the NewPark joint venture, respectively.

     The increase in venture partners' share of ventures' operations for the year ended December 31, 1998 as compared to the year ended December 31, 1997 and for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is due to an increase in net operating earnings at the Palm Desert Town Center primarily as a result of the property being classified as held for sale or disposition as of July 1, 1997, and therefore, no longer being subject to continued depreciation.

     The gain on sale of interest in investment property for the year ended December 31, 1998 represents the Partnership's share of gain on sale of the Palm Desert investment property.

     The gain on sale or disposition of Partnership's investments in unconsolidated ventures for the year ended December 31, 1998 primarily represents recognition of deferred gain on sale of JMB/Owings' interest in Owings Mills and gain on the disposition of the 260 Franklin Street building and the sale of the interest in NewPark Mall.

     The extraordinary item for the year ended December 31, 1998 represents the Partnership's share of the gain on discharge of indebtedness resulting from the loan modification agreement with the lender of the 260 Franklin Street building, pursuant to which the lender waived accrued unpaid interest for the period prior to January 1, 1998.

  INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on the operations of the Partnership. Inflation in future periods is not applicable since the Partnership wound up its affairs and terminated in December 1998.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership wound up its affairs and dissolved in 1998. As a result, there is no meaningful disclosure for this item.


YEAR 2000

     The Partnership wound up its affairs and terminated in 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                                 INDEX

Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1998 (Immediately prior to final liquidating distribution) and 1997

Consolidated Statements of Operations, Years ended December 31,
  1998 (Immediately prior to final liquidating distribution), 1997 and 1996

Consolidated Statements of Partners' Capital Accounts (Deficits),
  Years ended December 31, 1998 (Immediately prior to final liquidating distribution), 1997 and 1996

Consolidated Statements of Cash Flows, Years ended December 31,
  1998 (Immediately prior to final liquidating distribution), 1997 and 1996

Notes to Consolidated Financial Statements


Schedules not filed:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                     INDEPENDENT AUDITORS' REPORT


The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI:

     We have audited the consolidated financial statements of Carlyle Real Estate Limited Partnership - XVI (a limited partnership) and consolidated venture as listed in the accompanying index. These consolidated financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - XVI and consolidated venture at December 31, 1998 (immediately prior to final liquidating distribution) and December 31, 1997, and the results of their operations and their cash flows for year ended December 31, 1998 (immediately prior to final liquidating distribution) and for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

     As discussed in the Notes to the consolidated financial statements, in 1996, the Partnership and its consolidated venture changed their method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.








                                      KPMG LLP


Chicago, Illinois
March 22, 1999

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS

              DECEMBER 31, 1998 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION) AND 1997

                                                   ASSETS
                                                   ------
                                                                            1998              1997
                                                                        ------------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $ 20,879,387       16,214,633
  Interest, rents and other receivables, net of allowances
    for doubtful accounts of approximately $0 and
    $710,147 at December 31, 1998 and 1997, respectively. . . . . . .          --              68,335
  Prepaid expenses and other assets . . . . . . . . . . . . . . . . .          --             111,897
                                                                        ------------     ------------
          Total current assets. . . . . . . . . . . . . . . . . . . .     20,879,387       16,394,865
                                                                        ------------     ------------
Property held for sale or disposition . . . . . . . . . . . . . . . .          --          43,146,694

Investment in unconsolidated ventures,
  at equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --           1,904,784
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .          --             518,228
Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .          --             108,362
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .          --           2,755,038
                                                                        ------------     ------------

                                                                        $ 20,879,387       64,827,971
                                                                        ============     ============





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED


                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            1998              1997
                                                                        ------------      -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .   $      --             457,144
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .          --             987,066
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .          --             218,929
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .          --             410,797
                                                                        ------------     ------------
          Total current liabilities . . . . . . . . . . . . . . . . .          --           2,073,936

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .          --              66,157
Ground rent payable . . . . . . . . . . . . . . . . . . . . . . . . .          --           1,377,521
Investment in unconsolidated ventures, at equity. . . . . . . . . . .          --          12,771,462
Long-term debt, less current portion. . . . . . . . . . . . . . . . .          --          40,622,529
                                                                        ------------     ------------
Commitments and contingencies
          Total liabilities . . . . . . . . . . . . . . . . . . . . .          --          56,911,605

Venture partners' subordinated equity in ventures . . . . . . . . . .          --           3,751,845
Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . .        161,766           20,000
      Cumulative net earnings (losses). . . . . . . . . . . . . . . .      1,757,658       (3,413,841)
      Cash distributions. . . . . . . . . . . . . . . . . . . . . . .     (1,455,567)      (1,443,873)
                                                                        ------------     ------------
                                                                             463,857       (4,837,714)
                                                                        ------------     ------------
  Limited partners:
      Capital contributions, net of offering costs. . . . . . . . . .    120,541,353      120,541,353
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .    (46,018,140)     (60,675,076)
      Cash distributions. . . . . . . . . . . . . . . . . . . . . . .    (54,107,683)     (50,864,042)
                                                                        ------------     ------------
                                                                          20,415,530        9,002,235
                                                                        ------------     ------------
          Total partners' capital accounts. . . . . . . . . . . . . .     20,879,387        4,164,521
                                                                        ------------     ------------
                                                                        $ 20,879,387       64,827,971
                                                                        ============     ============

                        See accompanying notes to consolidated financial statements.

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

     YEARS ENDED DECEMBER 31, 1998 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION), 1997 AND 1996

                                                           1998             1997            1996
                                                       ------------     ------------    ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . .     $10,576,925       10,693,118      11,005,766
  Interest income . . . . . . . . . . . . . . . . .         898,441          743,729         790,506
  Other income. . . . . . . . . . . . . . . . . . .         878,722            --              --
                                                        -----------      -----------     -----------
                                                         12,354,088       11,436,847      11,796,272
                                                        -----------      -----------     -----------
Expenses:
  Mortgage and other interest . . . . . . . . . . .       4,900,388        5,070,238       4,919,196
  Depreciation. . . . . . . . . . . . . . . . . . .           --           1,004,060       2,007,379
  Property operating expenses . . . . . . . . . . .       4,360,917        4,625,426       5,138,083
  Professional services . . . . . . . . . . . . . .         263,886          205,766         203,145
  Amortization of deferred expenses . . . . . . . .         161,627          152,704         152,964
  Management fees to corporate general partner. . .         792,585           19,492          63,349
  General and administrative. . . . . . . . . . . .         445,236          430,542         311,946
                                                        -----------      -----------     -----------
                                                         10,924,639       11,508,228      12,796,062
                                                        -----------      -----------     -----------
                                                          1,429,449          (71,381)       (999,790)
Partnership's share of earnings (loss) from
  operations of unconsolidated ventures . . . . . .         313,071         (975,721)     (5,190,635)
Venture partners' share of ventures' operations . .        (189,006)         (11,734)        450,728
                                                        -----------      -----------     -----------
       Earnings (loss) before gains on sale
        or disposition of investment properties . .       1,553,514       (1,058,836)     (5,739,697)
Gain on sale of interest in investment property . .       2,018,594            --              --
Gains on sale or disposition of Partnership's
  investment in unconsolidated ventures . . . . . .      11,020,787          510,407       4,928,723
Loss on liquidation of unconsolidated venture . . .           --            (269,147)          --
                                                        -----------      -----------     -----------
       Earnings (loss) before Partnership's
         share of extraordinary item from
          unconsolidated venture. . . . . . . . . .      14,592,895         (817,576)       (810,974)

Partnership's share of extraordinary item
  from unconsolidated ventures. . . . . . . . . . .       5,235,540            --           (175,007)
                                                        -----------      -----------     -----------
       Net earnings (loss). . . . . . . . . . . . .     $19,828,435         (817,576)       (985,981)
                                                        ===========      ===========     ===========




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                           1998             1997            1996
                                                       ------------     ------------    ------------
       Net earnings (loss) per limited
        partnership interest:
         Earnings (loss) before gain on
          sale or disposition of invest-
          ment properties . . . . . . . . . . . . .    $      10.63            (7.24)         (39.26)
         Gain on sale of interest in investment
           property . . . . . . . . . . . . . . . .           14.24            --              --
         Gain on sale or disposition of
           Partnership's investment in
           unconsolidated ventures. . . . . . . . .           42.64             3.60           34.77
         Loss on liquidation of unconsolidated
           venture. . . . . . . . . . . . . . . . .           --               (1.90)          --
         Partnership's share of extraordinary
           item from unconsolidated ventures. . . .           36.94            --              (1.23)
                                                        -----------      -----------     -----------
               Net earnings (loss). . . . . . . . .     $    104.45            (5.54)          (5.72)
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

                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

       YEARS ENDED DECEMBER 31, 1998 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION), 1997 AND 1996
                         GENERAL PARTNERS                                        LIMITED PARTNERS
            ------------------------------------------------   ------------------------------------------------------
                                                             CONTRIBU-
                                                             TIONS, NET
                                                            OF OFFERING
                        NET                                  COSTS AND        NET
           CONTRI-    INCOME        CASH                      PURCHASE      INCOME       CASH
           BUTIONS    (LOSS)    DISTRIBUTIONS      TOTAL     DISCOUNTS      (LOSS)   DISTRIBUTIONS     TOTAL
          --------  ----------  -------------    --------   -----------   ---------- ------------- -----------
Balance
 (deficit)
 Decem-
 ber 31,
 1995 . . .$20,000  (3,191,849)   (1,394,169)  (4,566,018) 120,541,353   (59,093,511) (45,111,376)  16,336,466

Net earnings
 (loss) . .   --      (182,051)        --        (182,051)       --         (803,930)       --        (803,930)
Cash distri-
 butions
 ($38.80 per
 limited
 partnership
 interest).   --         --          (38,009)     (38,009)       --            --      (5,447,324)  (5,447,324)
           -------  ----------    ----------   ----------  -----------   -----------  -----------   ----------

Balance
 (deficit)
 Decem-
 ber 31,
 1996 . . . 20,000  (3,373,900)   (1,432,178)  (4,786,078) 120,541,353   (59,897,441) (50,558,700)  10,085,212

Net earnings
 (loss) . .   --       (39,941)        --         (39,941)       --         (777,635)       --        (777,635)
Cash distri-
 butions
 ($2.18 per
 limited
 partnership
 interest).   --         --          (11,695)     (11,695)       --            --        (305,342)    (305,342)
           -------  ----------    ----------   ----------  -----------   -----------  -----------   ----------





                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                         GENERAL PARTNERS                                        LIMITED PARTNERS
            ------------------------------------------------   ------------------------------------------------------
                                                             CONTRIBU-
                                                             TIONS, NET
                                                            OF OFFERING
                        NET                                  COSTS AND        NET
           CONTRI-    INCOME        CASH                      PURCHASE      INCOME       CASH
           BUTIONS    (LOSS)    DISTRIBUTIONS      TOTAL     DISCOUNTS      (LOSS)   DISTRIBUTIONS     TOTAL
          --------  ----------  -------------    --------   -----------   ---------- ------------- -----------
Balance
 (deficit)
 Decem-
 ber 31,
 1997 . . . 20,000  (3,413,841)   (1,443,873)  (4,837,714) 120,541,353   (60,675,076) (50,864,042)   9,002,235

Net earnings
 (loss) . .   --     5,171,499         --       5,171,499        --       14,656,936        --      14,656,936
Contributions
 from general
 partners .141,766       --            --         141,766        --            --           --           --
Cash distri-
 butions
 ($23.11 per
 limited
 partnership
 interest).   --         --          (11,694)     (11,694)       --            --      (3,243,641)  (3,243,641)
           -------  ----------    ----------   ----------  -----------   -----------  -----------   ----------
Balance
 (deficit)
 Decem-
 ber 31,
 1998 . . .$161,766  1,757,658    (1,455,567)     463,857  120,541,353   (46,018,140) (54,107,683)  20,415,530
          ========  ==========    ==========   ==========  ===========   ===========  ===========   ==========







                          See accompanying notes to consolidated financial statements.


                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

     YEARS ENDED DECEMBER 31, 1998 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION), 1997 AND 1996

                                                           1998             1997            1996
                                                       ------------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .    $ 19,828,435         (817,576)       (985,981)
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . .           --           1,004,060       2,007,379
    Amortization of deferred expenses . . . . . . .         161,627          152,704         152,964
    Partnership's share of discharged management
      and leasing fees. . . . . . . . . . . . . . .        (453,039)            --             --
    Partnership's share of (earnings) loss from
      operations of unconsolidated ventures,
      net of distributions. . . . . . . . . . . . .        (313,071)         975,721       5,426,672
    Venture partners' share of ventures'
      operations. . . . . . . . . . . . . . . . . .         189,006           11,734        (450,728)
    Gain on sale of interest in investment property      (2,018,594)           --               --
    Gain on sale or disposition of Partner-
      ship's investment in unconsolidated
      ventures. . . . . . . . . . . . . . . . . . .     (11,020,787)        (510,407)     (4,928,723)
    Loss on liquidation of unconsolidated
      venture . . . . . . . . . . . . . . . . . . .           --             269,147           --
    Partnership's share of extraordinary item
      from unconsolidated ventures. . . . . . . . .      (5,235,540)           --            175,007
    Changes in:
      Interest, rents and other receivables . . . .          46,632          217,689         343,921
      Prepaid expenses and other assets . . . . . .          11,934           20,517          46,530
      Notes receivable. . . . . . . . . . . . . . .          86,274           63,261          33,795
      Accrued rents receivable. . . . . . . . . . .         115,063         (219,060)       (417,981)
      Accounts payable. . . . . . . . . . . . . . .          (8,180)         252,013         208,310
      Accrued interest. . . . . . . . . . . . . . .          (4,572)          (4,057)        (96,978)
      Unearned rents. . . . . . . . . . . . . . . .        (218,929)          50,318         168,611
      Tenant security deposits. . . . . . . . . . .          (6,899)            (361)         18,568
      Ground rent payable . . . . . . . . . . . . .         (57,532)         109,530         208,991
                                                        -----------      -----------      ----------
          Net cash provided by (used in) operating
            activities. . . . . . . . . . . . . . .       1,101,828        1,575,233       1,910,357
                                                        -----------      -----------      ----------




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                           1998             1997            1996
                                                       ------------      -----------     -----------
Cash flows from investing activities:
  Additions to investment property. . . . . . . . .         (44,152)         (78,561)         (3,205)
  Payment of deferred expenses. . . . . . . . . . .        (153,527)        (103,636)       (160,351)
  Partnership's distributions from unconsolidated
    ventures and proceeds from sale of interest
    in investment property. . . . . . . . . . . . .       9,589,260          752,943       5,160,000
  Partnership's contributions to unconsolidated
    ventures. . . . . . . . . . . . . . . . . . . .           --               --             (4,422)
                                                        -----------      -----------      ----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . .       9,391,581          570,746       4,992,022
                                                        -----------      -----------      ----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . .        (457,144)        (405,690)       (360,031)
  Venture partners' distributions from venture. . .      (2,257,942)           --              --
  Contribution from general partners. . . . . . . .         141,766            --              --
  Distributions to limited partners . . . . . . . .      (3,243,641)        (305,342)     (5,447,324)
  Distributions to general partners . . . . . . . .         (11,694)         (11,695)        (38,009)
                                                        -----------      -----------      ----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . .      (5,828,655)        (722,727)     (5,845,364)
                                                        -----------      -----------      ----------
          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . .       4,664,754        1,423,252       1,057,015
          Cash and cash equivalents,
            beginning of the year . . . . . . . . .      16,214,633       14,791,381      13,734,366
                                                        -----------      -----------      ----------
          Cash and cash equivalents,
            end of the year (immediately
            prior to final liquidating
            distribution) . . . . . . . . . . . . .     $20,879,387       16,214,633      14,791,381
                                                        ===========      ===========      ==========




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                           1998             1997            1996
                                                       ------------      -----------     -----------
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . .     $ 4,904,960        5,074,295       5,016,174
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

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                DECEMBER 31, 1998 (IMMEDIATELY PRIOR TO
            FINAL LIQUIDATING DISTRIBUTIONS), 1997 AND 1996


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership held (through joint ventures) real estate investments. Business activities consisted of rentals to a wide variety of commercial and retail companies, and the ultimate sale or disposition of such real estate.

      The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned venture, JMB/Hahn PDTC Associates, L.P. ("Palm Desert"). The effect of all transactions between the Partnership and its consolidated venture has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interests in JMB/Owings Mills Associates ("JMB/Owings"); 260 Franklin Street Associates ("260 Franklin"); Villages Northeast Associates ("Villages Northeast"); JMB/NewPark Associates ("JMB/NewPark"); and its indirect ownership of JMB/125 Broad Building Associates, L.P. ("JMB/125"). The Partnership, through JMB/Owings, sold its interest in Owings Mills Mall in June 1993. In November 1994, the Partnership through its indirect ownership of JMB/125 assigned its interest in the 125 Broad Street Building. The Partnership through Villages Northeast Associates, sold its interest in Dunwoody Crossing Apartments in May 1996. In January, 1998, the Partnership, through 260 Franklin, disposed of its interest in the 260 Franklin Street Building. In November 1998, the Partnership sold its interest in NewPark Mall. In December 1998, the Partnership sold its interest in the Palm Desert Town Center.

     The Partnership records were maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the venture as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended
December 31, 1998 and 1997 is summarized as follows:


                                                    1998                             1997
                                     ------------------------------- -------------------------------
                                                         TAX BASIS                        TAX BASIS
                                       GAAP BASIS       (UNAUDITED)      GAAP BASIS      (UNAUDITED)
                                      ------------      -----------     ------------     -----------
Total assets. . . . . . . . . . . .    $20,879,387       20,879,387       64,827,971      78,664,247

Partners' capital accounts
  (deficits):
    General partners. . . . . . . .        463,857          463,857       (4,837,714)     (2,311,670)
    Limited partners. . . . . . . .     20,415,530       20,415,530        9,002,235      31,758,797

Net earnings (loss):
    General partners. . . . . . . .      5,171,499        2,645,455          (39,941)        201,157
    Limited partners. . . . . . . .     14,656,936       (8,099,626)        (777,635)     (1,918,067)

Net earnings (loss) per
  limited partnership
  interest. . . . . . . . . . . . .         104.45           (57.72)           (5.54)         (13.67)
                                       ===========       ==========      ===========     ===========



     The net earnings (loss) per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of the period. Deficit capital accounts resulted, through the duration of the Partnership, in net gain for financial reporting and income tax purposes. Also, because net earnings were computed immediately prior to termination of the Partnership, Holders of Interest may have, on termination of the Partnership, an additional capital gain or loss depending on the Holders' basis in their Interests for Federal income tax purposes.

     The preparation of financial statements in accordance with GAAP required the Partnership to make estimates and assumptions that affected the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could have differed from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership recorded amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy was to consider all such amounts held with original maturities of three months or less (none at December 31, 1998 and $14,103,210 at December 31, 1997) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred expenses were comprised of loan fees amortized over the term of the related loan and lease commissions amortized over the terms of the related leases using the straight-line method.

     Although certain leases of the Partnership provided for tenant occupancy during periods for which no rent was due and/or increases in minimum lease payments over the term of the lease, the Partnership accrued prorated rental income for the full period of occupancy on a straight-line basis.

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

     The Partnership acquired, through joint ventures, interests in three contiguous apartment complexes, three office buildings and three shopping centers. All of the properties have been sold or disposed of by the Partnership. The cost of the investment properties represented the total cost to the Partnership or its ventures plus miscellaneous acquisition costs.

     Depreciation on the consolidated investment property has been provided over the estimated useful lives of 5 to 40 years using the straight-line method.

     Maintenance and repair expenses were charged to operations as incurred. Significant betterments and improvements were capitalized and depreciated over their estimated useful lives.

     Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995. The Partnership adopted SFAS 121 as required in the first quarter of 1996. SFAS 121 required that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value could not be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized was the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy was to consider a property to be held for sale or disposition when the Partnership had committed to a plan to sell or dispose of such property and active marketing activity had commenced or was expected to commence in the near term or the Partnership concluded that it might dispose of the property by no longer funding operating deficits or debt service requirements of the property thus
allowing the lender to realize upon its security.   In accordance with SFAS
121, any properties identified as "held for sale or disposition" were no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) were made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. In certain situations, such estimated fair value was less than the existing non-recourse debt which was secured by the property.

     Under the prior accounting policy, provisions for value impairment were recorded with respect to investment properties whenever the estimated future cash flows from a property's operations and projected sale were less than the property's carrying value. The amount of any such impairment loss recognized by the Partnership was limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 was determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property with the related extinguishment of the long-term debt for which an impairment loss had been recognized under SFAS 121, the Partnership recognized, at a minimum, a net gain for financial reporting purposes (comprised of gain on extinguishment of debt and gain or loss on the sale or disposition of property) to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     In addition, upon the disposition of any impaired property, the Partnership generally recognized more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's prior impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this accounting statement could have significantly impacted the Partnership's reported earnings, there was no impact on cash flows. Further, any such impairment loss was not recognized for Federal income tax purposes.

     As of July 1, 1997, the Partnership and its consolidated venture had committed to a plan to sell or dispose of the venture's investment property. Accordingly, the property had been classified as held for sale or disposition as of such date in the accompanying consolidated financial statements. The results of operations, net of venture partners' share, for this property were $1,072,819, $21,165 and ($812,922) for the years ended December 31, 1998, 1997 and 1996, respectively.

     In addition, for the years ended December 31, 1998, 1997 and 1996 the accompanying consolidated financial statements include $313,071, ($975,721) and ($5,190,635), respectively, of the Partnership's share of total property operations of $3,907,206, ($1,930,306) and ($25,073,353), respectively, for unconsolidated properties which were held for sale or disposition as of December 31, 1998 or have been sold or disposed of during the past three years.

     The investment properties were pledged as security for the long-term debt, for which there was no recourse to the Partnership.

VENTURE AGREEMENTS - GENERAL

     The Partnership entered into five joint venture agreements (JMB/Owings, JMB/125, 260 Franklin, Villages Northeast and JMB/NewPark) directly or indirectly with Carlyle Real Estate Limited Partnership - XV ("Carlyle-XV") (and for JMB/125, Carlyle Advisors, Inc.), and two (JMB/Warner Center Associates and Palm Desert) with Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"). Carlyle-XV and Carlyle-XVII are each sponsored by the Corporate General Partner. The terms of these affiliated joint venture agreements provided, in general, that the benefits and obligations of ownership, including tax effects, net cash receipts and net sale and refinancing proceeds and capital contribution obligations, were allocated or distributed, as the case may be, between the Partnership and the affiliated partner in proportion to their respective capital contributions to the affiliated venture. Pursuant to such agreements, the Partnership made capital contributions aggregating $137,944,640 through December 31, 1998.

     Certain of these affiliated partnerships entered into joint venture agreements with unaffiliated joint venture partners. In general, the unaffiliated joint venture partners, who were either the sellers (or their affiliates) of the property investments acquired or parties which had contributed an interest in the property developed, or were subsequently admitted to the ventures, made no cash contributions to the ventures, but their retention of an interest in the property, through the joint venture, was taken into account in determining the purchase price of the Partnership's interest, which was determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as general partner, the Partnership may have been required to make additional cash contributions to the ventures.

     The Partnership acquired, through the above ventures, three apartment complexes, three office buildings and three shopping centers. In 1993, the Partnership through JMB/Owings, sold its interest in Owings Mills Mall and through JMB/Warner Center Associates sold the Blue Cross Building. In 1994, the Partnership through its indirect ownership of JMB/125 assigned its interest in the 125 Broad Street Building. During 1996, the Partnership, through the Villages Northeast joint venture, sold its interest in the Dunwoody Crossing Apartments. In January 1998, the Partnership disposed of its interest in 260 Franklin. In November 1998, NewPark Associates terminated and the Partnership sold its interest in the net assets of the NewPark Mall. In December 1998, the Partnership sold its interest in the Palm Desert Joint Venture. Certain of the ventures' properties had been financed under various long-term debt arrangements as described in the Notes.

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

     Due to the O&Y partners' previous failure to advance necessary funds to 125 Broad as required under the joint venture agreement, 125 Broad in June 1992 defaulted on certain mortgage obligations. On November 15, 1994, effective as of October 31, 1994, JMB/125 and certain affiliates of O&Y reached an agreement to settle their disputes regarding 125 Broad and its property. Under the terms of the agreement, JMB/125 assigned its interest in 125 Broad to an affiliate of O&Y and released the O&Y partners from any claims related to 125 Broad. In return, JMB/125 received an unsecured promissory note in the principal amount of $5 million bearing simple interest at 4.5% per annum with all principal and accrued interest due at maturity in October 1999, subject to mandatory prepayments of principal and interest or acceleration of the maturity date under certain circumstances. As of December 31, 1994, the note had been fully reserved for by JMB/125. In addition, JMB/125 received a release from any claims of certain O&Y affiliates and generally was to be indemnified against any liability as a general partner of 125 Broad. JMB/125 was also relieved of any obligation to contribute cash to 125 Broad in the amount of its deficit capital account balance. Affiliates of O&Y subsequently filed a prearranged bankruptcy plan for reorganization of 125 Broad under Chapter 11 of the Bankruptcy Code in order to facilitate 125 Broad's transfer of the office building to the mortgage lender in satisfaction of the mortgage debt and other claims. In January 1995, the plan for reorganization was approved by the bankruptcy court, was consummated, and the bankruptcy case was concluded. As a result of the assignment of its interest, JMB/125 no longer had an ownership interest in the office building.

     In October 1995, the makers of the $5 million promissory note payable to JMB/125 filed for protection from creditors under Chapter 11 of the Bankruptcy Code. Pursuant to the bankruptcy reorganization of the makers of the note, JMB/125, as an unsecured creditor, received limited partnership interests and a convertible note receivable in a reorganized entity that has majority or controlling interests in six office buildings in New York, New York and Boston, Massachusetts. The assigned value, as of the bankruptcy confirmation date, of the interests and note received by JMB/125 was approximately $400,000. The convertible note was fully reserved due to the uncertainty of the realizable value of the note. In June 1997, the convertible note receivable for $297,000 was collected on by JMB/125 resulting in the recognition of gain, of which the Partnership's share was $116,436. In December 1998, the limited partnership interests were sold back to the reorganized entity for $118,642 resulting in recognition of gain, of which the Partnership's share was $52,586 and JMB/125 was terminated.

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

     JMB/Owings sold its partnership interest in Owings Mills to an affiliate of the Partnership's unaffiliated joint venture partners. The sale price of the interest was $9,416,000, all of which was received in the form of a promissory note. In addition, the Partnership and Carlyle-XV were relieved of their allocated portion of the debt secured by the property. The promissory note (which was secured by a guaranty from an affiliate of the purchaser and the unaffiliated joint venture partner) bore interest at a rate of 7% per annum subject to increase to 8% per annum for the remainder of the term of the note. The promissory note required principal and interest payments of approximately $109,000 per month with the remaining principal balance of approximately $5,500,000 due and payable on June 30, 1998. The monthly installment of principal and interest would be adjusted for the increase in the interest rate if applicable. Early prepayment of the promissory note may have been required under certain circumstances including the sale or further encumbrance of Owings Mills Mall. On June 30, 1998, JMB/Ownings collected the remaining principal balance of the purchase price note of approximately $5,598,000 of which the Partnership's share was approximately $2,800,000 and JMB/Owings was subsequently terminated.

     The net cash proceeds and gain from sale of the interest were allocated 50% to the Partnership and 50% to Carlyle-XV in accordance with the JMB/Owings partnership agreement. For financial reporting purposes, JMB/Owings recognized, on the date of sale, gain of $5,254,855, of which the Partnership's share was $2,627,427, attributable to JMB/Owings being relieved of its obligations under the Owings Mills partnership agreement pursuant to the terms of the sale agreement. JMB/Owings adopted the cost recovery method until such time as the purchaser's initial investment was sufficient in order to recognize additional gain under Statement of Financial Accounting Standards No. 66 ("SFAS 66"). At December 31, 1994, the total deferred gain of JMB/Owings, including principal and interest payments of $1,858,572 received and distributed through December 31, 1994, was $10,305,310, of which the Partnership's share was $5,152,655. As JMB/Owings had collected a sufficient amount of the purchaser's initial investment at March 31, 1995, the joint venture adopted the installment method for the recognition of the remaining deferred gain. JMB/Owings recognized $6,048,733, $787,942 and $870,121 of deferred gain and $202,547,
$494,172 and $527,237 of interest income for the years ended December 31, 1998, 1997 and 1996, respectively, of which the Partnership's share of deferred gain was $3,028,163, $393,971 and $435,060 and the Partnership's share of interest income was $101,273, $247,086 and $263,619, respectively.

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

     An affiliate of the General Partner managed the property until December 1994 for a fee computed at 3% of the property's gross receipts. Beginning January 1, 1992, 260 Franklin Street was escrowing the payment of property management fees and leasing commissions to the affiliate pursuant to the terms of the debt modification described below. In December 1994, the affiliated property manager sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. The property was then managed by the purchaser of the affiliate's assets on the same terms provided in the property management agreement, with the payment of the management fees guaranteed by JMB in 1995. Beginning in January 1996, the unaffiliated property manager was paid management fees out of the property operations.

     The mortgage note secured by the 260 Franklin Street Building, as modified in December 1991, provided for monthly payments of interest only based upon the then outstanding balance at a rate of 8% per annum. Upon maturity, 260 Franklin was obligated to pay an amount sufficient to provide the lender with an 11% per annum yield on the mortgage note from January 1, 1991. In addition, upon maturity, 260 Franklin was obligated to pay to the lender a residual interest amount equal to 60% of the highest amount, if any, of (i) net sales proceeds, (ii) net refinancing proceeds, or (iii) net appraisal value, as defined. 260 Franklin had been required to (i) escrow excess cash flow from operations (computed without a deduction for property management fees and leasing commissions), beginning in 1991, to cover future cash flow deficits, (ii) make an initial contribution to the escrow account of $250,000, of which the Partnership's share was $75,000, and
(iii) make annual escrow contributions, through January 1995, of $150,000, of which the Partnership's share was $45,000. The escrow account ($202,378 at December 31, 1997 including accrued interest) was to be used to cover the cost of capital and tenant improvements and lease inducements (approximately $5,045,000 used as of December 31, 1997) as defined. The balance of the escrowed funds remaining at December 31, 1997 was used for the payment of interest due to the lender as described above.

     The mortgage loan matured January 1, 1996. 260 Franklin, as of such date, began submitting the net operating cash flow of the property to the lender while seeking an extension or refinancing of the loan. The joint venture reached an agreement with the lender for an extension of the mortgage loan through January 1, 1997 and again through January 1, 1998.
In addition to substantially the same terms as were in effect prior to such extensions, the agreement required that the property submit net operating cash flow of the property to the lender. In addition, the lender had indicated that it would not extend the loan beyond January 1, 1998. 260 Franklin and the Partnership believed that the value of the office building was less than the mortgage loan, and the Partnership did not intend to expend any additional funds of its own on the property. Accordingly, 260 Franklin entered into negotiations with the lender and an unaffiliated third party regarding the sale of the property to the unaffiliated third party. Effective January 1, 1998, the joint venture entered into a loan modification agreement with the lender in which the lender waived accrued unpaid interest owed for the period prior to January 1, 1998, which was approximately $17,200,000.

     On January 2, 1998, 260 Franklin Street Associates disposed of, through a trust, the land, building and related improvements of the 260 Franklin Street Building. 260 Franklin transferred title to the land, building and improvements, and other assets and liabilities related to the property in consideration of a discharge of the mortgage loan and receipt of $200 in cash. 260 Franklin recognized in 1998 gains in the aggregate of approximately $23,200,000 for financial reporting purposes, in part as a result of previous impairment losses recognized by the joint venture in 1996 aggregating $11,145,446, and an extraordinary gain on the discharge of indebtedness of approximately $17,500,000 for financial reporting purposes, of which the Partnership's share was approximately $7,000,000 and $5,000,000, respectively. In addition, 260 Franklin recognized a gain of approximately $24,400,000 for Federal income tax reporting purposes, of which the Partnership's share was approximately $7,356,000, with no distributable proceeds in 1998. 260 Franklin and the Partnership have no future liability for any representations, warranties or covenants to the purchaser as a result of the disposal of the property.

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

     Dunwoody (Phases I and III) Apartments secured an approximately $21,000,000 first mortgage loan, which required monthly payments of principal and interest (8.65% per annum) of $171,737 beginning February 15, 1995 and continuing through November 15, 1997, when the remaining principal balance was payable. The Dunwoody (Phase II) Apartments secured a $9,800,000 first mortgage loan, which bore interest of 7.64% per annum, and required monthly payments of principal and interest of $73,316 through November 1, 1997, when the remaining balance was payable.

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

     The NewPark Mall secured a mortgage note payable in the principal amount of $60,000,000, due on December 31, 2000. The loan provided for monthly interest-only payments of $357,500. Interest on the non-recourse loan accrued at 7.15% per annum.

     A portion of the proceeds from the note payable was used to pay the outstanding balance, including accrued interest, under a previous mortgage note payable. The Partnership's share of net refinancing proceeds (after payment of the previous mortgage note payable and costs and fees relating to the refinancing) was $535,000.

     The NewPark Associates partnership agreement provided that JMB/NewPark and the joint venture partner were each entitled to receive 50% of profits and losses, net cash flow and net sale or refinancing proceeds of NewPark Associates and were each obligated to advance 50% of any additional funds required under the terms of the NewPark Associates partnership agreement.

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

     The portion of the shopping center owned by NewPark Associates was managed by the former joint venture partner under a long-term agreement pursuant to which it was obligated to manage the property and collect all receipts from operations of the property. In December 1995, the former joint venture partner assigned its interest in the management agreement to the new venture partner. The manager was paid a management fee equal to 4% of the fixed and percentage rent. An amendment to the management agreement provided that the new manager would pay to an affiliate of the General Partners of the Partnership an annual consulting fee in the amount of $100,000 in consideration for assisting NewPark Associates and the new venture partner in the evaluation of property budgets, and leasing and long-term strategies for NewPark Mall. Such consulting fee was paid out of the management fee noted above.

     Pursuant to a liquidation agreement dated November 13, 1998, the Partnership, its affiliated venture partner and the unaffiliated venture partner dissolved NewPark Associates and distributed all of its assets to the joint venture partners. On November 18, 1998, the Partnership and its affiliated venture partner sold their interests in the net assets of the NewPark Mall to the unaffiliated joint venture partner for $16,000,000 less brokerage commissions and closing costs of approximately $455,000. As a result of the sale, the Partnership recognized a gain for financial reporting purposes of approximately $813,000 in 1998, in part as a result of a previous impairment loss recognized by the Partnership of $430,000. The Partnership recognized a gain on sale of approximately $863,000 for Federal income tax purposes in 1998.

     PALM DESERT

     In December 1988, the Partnership, Carlyle-XVII, and an affiliate of the seller acquired through Palm Desert an interest in an existing, enclosed regional shopping center known as Palm Desert Town Center in Palm Desert, California and a leasehold interest in the underlying land.

     The Partnership and Carlyle-XVII acquired their interests in Palm Desert, subject to a first mortgage loan with an outstanding principal balance of approximately $43,500,000, for an initial aggregate contribution of approximately $17,400,000, all of which was paid in cash at closing, of which the Partnership's share was approximately $14,925,000. The Partnership and Carlyle-XVII's initial aggregate contribution was used to make the distribution to the joint venture partner as described below and to pay a portion of the closing costs. Except for amounts to be contributed to Palm Desert to pay certain closing costs, the joint venture partner was not required to make any capital contributions to Palm Desert at closing. However, in consideration of a distribution from Palm Desert at closing, the joint venture partner was obligated to make contributions to Palm Desert to pay the $13,752,746 purchase price obligation of Palm Desert to the seller of the shopping center, of which the final $4,826,906 was paid in January 1993. In addition, the joint venture partner was obligated to make contributions to Palm Desert through December 1994 to pay any operating deficits and to pay a portion of the returns to the Partnership and Carlyle-XVII as described below. Amounts required to pay the cost of tenant improvements and allowances (the "Tenant Improvement Costs") and other capital expenditures, as well as any operating deficits of Palm Desert after December 1994, were contributed to Palm Desert 25% by the joint venture partner and 75% by the Partnership and Carlyle-XVII in the aggregate.

     The terms of the Palm Desert venture agreement provided that the Partnership and Carlyle-XVII were entitled to receive out of net cash flow a current preferred return and a cumulative preferred return, each based on a negotiated rate of return on their respective initial capital contributions (other than those used to pay closing costs). Such current preferred return, which the Partnership was entitled to receive through December 31, 1994 (as defined) was received. The Partnership, Carlyle-XVII and the joint venture partner were entitled to a cumulative preferred return, based on a negotiated rate of return on their respective contributions to pay the Tenant Improvement Costs through December 1994 (the "Tenant Improvement Cost Contributions"). All cumulative preferred returns were distributable on an equal priority level; however, they were subordinate to the receipt by the Partnership and Carlyle-XVII of their respective current year preferred return. Any remaining annual cash flow was distributable 75% to the Partnership and Carlyle-XVII and 25% to the joint venture partner until the Partnership and Carlyle-XVII had received an amount equal to their initial capital contributions (other than those used to pay closing costs) plus a negotiated annual internal rate of return thereon and an amount equal to their Tenant Improvement Cost Contributions, and thereafter any remaining annual cash flow was distributable 50% to the Partnership and Carlyle-XVII and 50% to the joint venture partner.

     The Palm Desert venture agreement also provided that upon sale or refinancing of the property, net sale or refinancing proceeds were distributable first to the Partnership, Carlyle-XVII and the joint venture partner to the extent of any deficiencies in the receipt of their respective cumulative preferred returns; second, to the Partnership and Carlyle-XVII in an amount equal to their initial capital contributions (other than those used to pay closing costs) and their Tenant Improvement Cost Contributions and, as an equal priority, to the joint venture partner in an amount equal to its Tenant Improvement Cost Contributions; third, to the joint venture partner in an amount equal to the amount contributed by it to pay operating deficits through December 1994 and to provide a portion of the Partnership's and Carlyle-XVII's current and cumulative preferred return described above (not to exceed $1,700,000); fourth, 75% to the Partnership and Carlyle-XVII and 25% to the joint venture partner until the Partnership and Carlyle-XVII had received a negotiated annual internal rate of return on their respective initial capital contributions (other than those used to pay closing costs), and any remaining proceeds were distributable 50% to the Partnership and Carlyle-XVII and 50% to the joint venture partner.

     The land underlying the shopping center was owned by the lender under the first mortgage loan. Palm Desert leased the land by assignment of an existing ground lease which had a term through December 2038 and provided for minimum annual rental payments of $900,000, as well as for additional rental payments for each calendar year equal to 50% of the amount by which certain of the ground lessee's gross receipts from the shopping center exceeded $6,738,256. Total ground rent expense for the years ended December 31, 1998, 1997 and 1996 was $1,162,669, $1,312,906 and 1,293,112,
respectively. The ground lease provided for two 10-year extensions at the option of the lessee. The ground lease did not provide for any option on the part of Palm Desert to purchase the land.

     Operating profits and losses, in general, were allocable in proportion to the amount of net cash flow distributed to the partners of Palm Desert, or, if there were no distributions of net cash flow, generally 75% to the Partnership and Carlyle-XVII and 25% to the joint venture partner, except that the deductions allocable with respect to certain expenses were allocable to the partner whose contributions are used to pay such expenses. For 1997 and 1996, losses were allocated 75% to the Partnership and Carlyle-XVII and 25% to the joint venture partner as there were no distributions made to the partners in 1997 and 1996. For 1998, profits were allocated to the partners in proportion to the amount of net cash flow distributed to the partners of Palm Desert.

     The Palm Desert agreement also provided that the annual cash flow, net sale or refinancing proceeds and tax items distributed or allocated collectively to the Partnership and Carlyle-XVII generally were distributable or allocable between them based upon their respective capital contributions. Such capital contributions were generally in the percentages of approximately 85.8% for the Partnership and approximately 14.2% for Carlyle-XVII.

     The Partnership and Carlyle-XVII entered into an agreement with the unaffiliated venture partner, effective January 1, 1998, pursuant to which the Partnership and Carlyle-XVII granted the unaffiliated venture partner an option to acquire their interests in the joint venture (the "Option Agreement") . Pursuant to the Option Agreement, the unaffiliated venture partner had the right (but not the obligation) to purchase all (but not less than all) of the Partnership's and Carlyle-XVII's interests in the joint venture by giving notice of its exercise of the option during the term of the option, which was originally scheduled to expire July 15, 1998 but was extended first through August 14, 1998 pursuant to a first amendment to the Option Agreement. The Option Agreement also provided for certain rights and obligations of the Partnership, Carlyle-XVII and the unaffiliated venture partner with respect to the joint venture and its property during the option term. In consideration for the option and the first amendment to the option, the unaffiliated venture partner was required to pay $58,333 for each month of the option term. Pursuant to a second amendment to the Option Agreement, the option term was extended through December 29, 1998, the unaffiliated venture partner was required to pay $120,000 to the Partnership and Carlyle-XVII and the aggregate purchase price for the interests was reduced to $4,000,000. The Partnership and Carlyle-XVII received their allocable shares of the consideration for the option of which the Partnership's share was approximately $427,000. Concurrently with the execution of the Option Agreement, the joint venture made a distribution to the Partnership and Carlyle-XVII in the aggregate amount of approximately $740,000 (of which the Partnership's share was approximately $635,000), which represented undistributed net cash flow of the joint venture through the end of 1997. All other funds and net cash flow of the joint venture during the term of the option were held by the joint venture for its use. Upon the expiration of the Option Agreement, the rights and obligations of the parties subsequent to expiration of the Option Agreement were to be governed by the terms of the joint venture partnership agreement without regard to changes previously affected by the terms of the Option Agreement.

     On December 29, 1998, the Partnership and Carlyle-XVII sold their respective interests in the joint venture pursuant to the Option Agreement for $4,000,000, of which the Partnership's share was $3,431,000. The sale resulted in a gain to the Partnership in 1998 of approximately $2,019,000 for financial reporting purposes and a gain on sale of approximately $3,418,000 for Federal income tax reporting purposes. The Partnership had no liability for any representations, warranties or covenants in connection with the sale of its interest in the joint venture.

     The shopping center was managed pursuant to a long-term agreement with an affiliate of the joint venture partner. The manager was paid a fee equal to 3% of the base and percentage rents collected under tenant leases, increasing to 4% of the base and percentage rents for those years that the Partnership and Carlyle-XVII received their current preferred return and all of their cumulative preferred return for current and previous periods. In addition, under the terms of the management agreement, the manager or an affiliate was entitled to receive compensation for leasing services.

LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1998 and
1997:
                                                 1998         1997
                                              -----------  -----------
12% per annum mortgage note; secured by
  the Palm Desert Town Center; payable
  in monthly installments of principal
  and interest of $446,842 until paid
  in full in January 2019, released
  of liability pursuant to the
  Partnership's sale of its interest
  in the Palm Desert joint venture. . . . .   $    --       41,079,673
        Less current portion of
          long-term debt. . . . . . . . . .        --          457,144
                                              -----------  -----------
        Total long-term debt. . . . . . . .   $    --       40,622,529
                                              ===========  ===========

PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations were allocated 96% to the Holders of Interests and 4% to the General Partners. Profits from the sale or other disposition of investment properties generally were allocated first to the General Partners in an amount equal to the greater of the General Partners' share of cash distributions from the proceeds of any such sale or other disposition (as described below) or 1% of the total profits from any such sales or other dispositions, plus an amount which would reduce deficits (if any) in the General Partners' capital accounts to a level consistent with the gain anticipated to be realized from the sale of investment properties. Losses from the sale or other disposition of investment properties generally were allocated 4% to the General Partners. The remaining sale or other disposition profits and losses were allocated to the Holders of Interests.

     The General Partners were not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership or the General Partners' interests in the Partnership. "Net cash receipts" from operations of the Partnership were allocated 90% to the Holders of Interests and 10% to the General Partners (of which 6.25% constituted a management fee to the Corporate General Partner for services in managing the Partnership).

     The Partnership Agreement provided that, subject to certain conditions, the General Partners would receive as a distribution of the proceeds (net after expenses and liabilities and retained working capital) from the sale or refinancing of a real property up to 3% of the selling price for any property sold, and that the remaining net proceeds be distributed 85% to the Holders of Interest and 15% to the General Partners.

However, prior to such distributions the Holders of Interests were entitled to receive 99% and the General Partners 1% of net sale or refinancing proceeds until the Holders of Interest (i) received cumulative cash distributions from the Partnership's operations which, when combined with net sale or refinancing proceeds previously distributed, equalled a 6% annual non-compound return on the Holders' of Interests average capital investment for each year (their initial capital investment as reduced by net sale or refinancing proceeds previously distributed) commencing with the third fiscal quarter of 1987 and (ii) received cash distributions of net sale or refinancing proceeds in an amount equal to the Holders' of Interests aggregate initial capital investment in the Partnership. If upon completion of the liquidation of the Partnership and the distribution of all Partnership funds, the Holders of Interests had not received the amounts in (i) and (ii) above, the General Partners were required to return all or a portion of the 1% distribution of net sale or refinancing proceeds described above up to an amount equal to such deficiency in payments to the Holders of Interests pursuant to (i) and (ii) above. The Holders of Interests did not receive the return levels in (i) and (ii) above. Accordingly, in December 1998, the General Partners were required to contribute to the Partnership $141,766, which represented the amount of all distributions they previously received from sales and refinancing proceeds, and such amount was included in the final liquidating distribution made to the Holders of Interests.

TRANSACTIONS WITH AFFILIATES

     The General Partners received distributions from the operations of the Partnership in the amount of $11,694, $11,695 and $38,009 for 1998, 1997 and 1996, respectively. In addition, pursuant to the liquidating distribution in December 1998, the General Partners received distributions from operations of $463,856. In connection with the liquidation and termination of the Partnership, the General Partners were required to contribute to the Partnership $141,766, which represented the amount of all distributions they previously received from sale and refinancing proceeds, and such amount was included in the final liquidating distribution made to the Holders of Interests.

     An affiliate of the General Partners was entitled to payment of property management and leasing fees relating to 260 Franklin through November 1994 and subsequently JMB guaranteed payment to the unaffiliated third party property manager for the property management and leasing fees. Pursuant to a loan modification for the property, property management and leasing fees were required to be escrowed through December 1995. Beginning in January 1996, the unaffiliated property manager was paid management and leasing fees by the property. During 1998, $1,510,132 of management and leasing fees remained payable (as a result of the escrowing of certain 1995 and prior years' management and leasing fees payable to an affiliate of the General Partners and JMB's payment pursuant to its guarantee of the fees to the unaffiliated property manager) of which the Partnership's share was $453,039. In connection with the sale of the 260 Franklin Street building, the Partnership assumed the liability for its pro rata share of the unpaid fees, which amount was transferred to the accounts of the Partnership upon the sale of 260 Franklin. The debt was discharged prior to liquidation of the Partnership and the amount was written off the accounts of the Partnership.

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates for the years ending December 31, 1998, 1997 and 1996 are as follows:

                                                           UNPAID AT
                                                          DECEMBER 31,
                            1998       1997       1996       1998
                          --------   --------   --------  ------------
Management fees to
 Corporate General
 Partners . . . . . . . . .$792,586    19,492     63,349         --
Insurance commissions . . . 32,240     29,843     28,153         --
Reimbursement (at cost)
 for accounting services. .  7,279      5,767      4,553         --
Reimbursement (at cost)
 for portfolio
 management services. . . . 46,596     28,839     23,481         --
Reimbursement (at cost)
 for legal services . . . . 10,165      8,276      4,357         --
Reimbursement (at cost)
 for administrative
 charges and other
 out-of-pocket expenses . .  4,811      --         --            --
                          --------    -------    -------       ------
                          $893,677     92,217    123,893         --
                          ========    =======    =======       ======

     Pursuant to a winding up agreement between the Partnership and the Corporate General Partner, in consideration of the Corporate General Partner's assumption of any residual liabilities of the Partnership upon its termination, the Partnership paid the Corporate General Partner $4,792 and transferred to the Corporate General Partner any residual rights to the coverage and benefits of insurance on behalf of the Partnership and other residual rights.

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary combined financial information for JMB/Owings (through the collection of the note receivable in July 1998), 260 Franklin (prior to its disposal in January 1998), Villages Northeast (prior to its sale in May
1996) and JMB/NewPark (prior to its sale in November 1998) are as follows:

                                         1998             1997
                                      -----------     ------------
Current assets. . . . . . . . . .    $      --           8,713,279
Current liabilities . . . . . . .           --         (95,517,660)
                                     ------------     ------------
    Working capital . . . . . . .           --         (86,804,381)
                                     ------------     ------------
Deferred expenses and accrued
 rents receivable . . . . . . . .           --           2,314,565
Ventures partners' (equity)
 deficit. . . . . . . . . . . . .           --           9,247,047
Investment properties, net. . . .           --         124,664,551
Other liabilities . . . . . . . .           --            (288,460)
Long-term debt. . . . . . . . . .           --         (60,000,000)
                                     ------------     ------------
    Partnership's capital
     (deficit). . . . . . . . . .    $      --         (10,866,678)
                                     ============     ============
Represented by:
  Invested capital. . . . . . . .    $ 58,461,522       58,008,483
  Cumulative cash distributions .     (34,088,987)     (27,932,511)
  Cumulative losses . . . . . . .     (24,372,535)     (40,942,650)
                                     ------------     ------------
                                     $      --         (10,866,678)
                                     ============     ============
Total income. . . . . . . . . . .    $ 10,997,796       26,087,701
Expenses. . . . . . . . . . . . .       7,093,153       28,106,925
                                     ------------     ------------
                                        3,904,643       (2,019,224)
Gain on sale or disposition
  of investment in uncon-
  solidated ventures. . . . . . .      55,364,850          787,943
                                     ------------     ------------
    Net earnings (loss) . . . . .    $ 59,269,493       (1,231,281)
                                     ============     ============
Partnership's share of
  earnings (loss) . . . . . . . .    $ 16,570,115         (734,333)
                                     ============     ============

     Additionally, for the year ended December 31, 1996, total income was $26,526,465, expenses were $47,299,819, the gain on sale of investment in unconsolidated ventures was $15,258,640 and the net earnings (loss) was $(432,499) for the unconsolidated ventures listed above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with the accountants during fiscal years 1997 and 1998.



                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership was JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB had responsibility for all aspects of the Partnership's operations subject to the requirement that purchases and sales of real property were to be approved by the Associate General Partner of the Partnership, ABPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner. The limited partners of the Associate General Partner are generally officers, directors and affiliates of JMB or its affiliates.

     The Partnership was subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services were provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services were to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and were otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permitted the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may have been engaged in transactions with the Partnership, and permitted the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may have been in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may have been affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves and the determination of the sources (i.e., offering proceeds, cash generated from operations or sale proceeds) and uses of such reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have had a conflict of interest with respect to such determinations.

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 2, 1999. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 2, 1999. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV") and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), and JMB Income Properties, Ltd.-XI ("JMB Income-XI"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships.

     Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are or were associate general partners in the following real estate limited partnerships, among others: the Partnership, Carlyle-XI, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, JMB Income-VII, JMB Income-X, JMB Income-XI, and Carlyle Income Plus-II.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 61) is an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969.
Mr. Malkin is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox Major League Baseball team, and CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls National Basketball Association team. He is a Certified Public Accountant.

     Neil G. Bluhm (age 61) is an individual general partner of JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds, and a director of Urban Shopping Centers, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 60) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. Mr. Glazov is currently retired. He is a member of the Bar of the State of Illinois.

     Stuart C. Nathan (age 57) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 65) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 52) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors L.P., an affiliate of the Blackstone Group, L.P. He is also a director of Urban Shopping Centers, Inc., Host Marriott Corporation, The Brickman Group, Ltd., which is engaged in the landscape maintenance business, and a director of a number of investment companies advised or managed by T. Rowe Price Associates, Inc. with its affiliates and a trustee of Amli Residential Property Trust. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 50) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 51) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 46) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 50) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 63) has been associated with JMB since March, 1973. He is a Certified Public Accountant.



ITEM 11.  EXECUTIVE COMPENSATION

     Officers and directors of the Corporate General Partner received no direct remuneration in such capacities from the Partnership. The Partnership was required to pay a management fee to the Corporate General Partner and the General Partners were entitled to receive a share of cash distributions, when and as cash distributions were made to the Holders of Interests, and a share of profits or losses. Reference is made to the Notes for a description of such distributions and allocations. In 1998, the General Partners received $475,551 of distributions, including the liquidating distribution, and the Corporate General Partner received management fees of $792,586. The General Partners received a share of Partnership income for Federal income tax purposes aggregating $2,645,455 in 1998.

     In connection with the liquidation and termination of the Partnership, the General Partners were required to contribute to the Partnership $141,766, which represented the amount of all distributions they previously received from sale and refinancing proceeds, and such amount was included in the liquidating distribution made to the Holders of Interests. The General Partners were required to contribute such amount because the Holders of Interests had not received distributions of net sale or refinancing proceeds equal to their initial capital investment in the Partnership plus certain other distributions constituting a specified return on their average capital investment for each year (i.e., their initial capital investment as reduced by net sale or refinancing proceeds previously distributed) commencing with the third quarter of 1987.

     The Partnership was permitted to engage in various transactions involving the General Partners and their affiliates, certain of which may have involved conflicts of interest, as discussed in Item 10 above. The relationship of the Partnership to the Corporate General Partner (and its directors and officers) and its affiliates is set forth above in Item 10.

     An affiliate of the General Partners was entitled to payment of property management and leasing fees relating to 260 Franklin through November 1994 and subsequently JMB guaranteed payment to the unaffiliated third party property manager for the property management and leasing fees. Pursuant to a loan modification for the property, property management and leasing fees were required to be escrowed through December 1995. Beginning in January 1996, the unaffiliated property manager was paid management and leasing fees by the property. During 1998, $1,510,132 of management and leasing fees remained payable (as a result of the escrowing of certain 1995 and prior years' management and leasing fees payable to an affiliate of the General Partners and JMB's payment pursuant to its guarantee of the fees to the unaffiliated property manager) of which the Partnership's share was $453,039. In connection with the sale of the 260 Franklin Street building, the Partnership assumed the liability for its pro rata share of the unpaid fees, which amount was transferred to the accounts of the Partnership upon the sale of 260 Franklin. The debt was discharged prior to liquidation of the Partnership and the amount was written off the accounts of the Partnership.

     As set forth in the Prospectus of the Partnership, the Corporate General Partner was required to negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 6% of the gross income from the property), and such agreements could be terminated by either party thereto, without penalty, upon 60 days notice.

     In December 1995, the joint venture partner in NewPark Associates, a joint venture that owned NewPark Mall, agreed to pay to an affiliate of the Corporate General Partner an annual consulting fee of $100,000 in consideration of such affiliate's assisting NewPark Associates and the joint venture partner in the evaluation of property budgets and leasing and long-term strategies for NewPark Mall. Such consulting fee did not increase the management fee payable by NewPark Associates under the management agreement with the joint venture partner.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1998 aggregating $32,240 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership and providing professional liability insurance for the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates were reimbursed for their direct expenses or out-of-pocket expenses, salaries for administrative, legal and accounting services relating to the adminis-tration of the Partnership and the acquisition and operation of the Partnership's real property investments. Such costs for 1998 were $68,851, all of which was paid as of December 31, 1998. Reference is made to the Notes.

     Pursuant to a winding up agreement between the Partnership and the Corporate General Partner, in consideration of the Corporate General Partner's assumption of any residual liabilities of the Partnership upon its termination, the Partnership paid the Corporate General Partner $4,792 and transferred to the Corporate General Partner any residual rights to the coverage and benefits of insurance on behalf of the Partnership and other residual rights.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) No person or group was known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership immediately prior to its liquidation.

     (b) The Corporate General Partner, its officers and directors and the Associate General Partner beneficially owned the following Interests of the Partnership immediately prior to its liquidation:


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
Interests therein)                directors and the
                                  Associate General
                                  Partner as a group
-----------------

     (1)  Includes .25685 Interests owned directly by JMB.

     (2)  Includes 5 Interests owned by the Initial Limited Partner of the Partnership, for which JMB, as its indirect majority shareholder, is deemed to have shared voting and investment power.

     (3)  Includes 2.16687 Interests owned by an estate for which an officer acts as co-executor and is deemed to have shared investment and voting power for such Interests.

     No officer or director of the Corporate General Partner of the Partnership possessed a right to acquire beneficial ownership of Interests of the Partnership.

     Reference is made to Item 10 for information concerning ownership of the Corporate General Partner.

     (c) There existed no arrangement, known to the Partnership, the operation of which may have resulted in a change in control of the Partnership.



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



                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a) The following documents are filed as part of this report:

           (1) Financial Statements (See Index to Financial Statements filed with this annual report).

           (2)   Exhibits.

                 3-A.   Amended and Restated Agreement of Limited
Partnership and the Assignment Agreement set forth as Exhibit B to the Prospectus, copies of which are hereby incorporated herein by reference to
Exhibit 3 and Exhibit 4-A to the Partnership's Report on Form 10-K for December 31, 1992 (File No. 0-16516) dated March 19, 1993.

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

                 10-K. Palm Desert Option Agreement and Palm Desert Agreement for Purchase and Sale of Partnership Interests by the Partnership and Carlyle-XVII relating to the unaffiliated venture partner's option to purchase the Partnership and Carlyle-XVII's interest in the joint venture dated March 11, 1998 are hereby incorporated by reference to the Partnership's Report for March 31, 1998 on Form 10-Q (File No. 0-16516) dated May 13, 1998.

                 10-L. First Amendment to Palm Desert Option Agreement, and First Amendment to Palm Desert Agreement for Purchase and Sale of Partnership Interests by the Partnership and Carlyle-XVII relating to the unaffiliated venture partner's option to purchase the Partnership and Carlyle-XVII's interest in the joint venture dated July 15, 1998 is hereby incorporated by reference to the Partnership's Report for September 30, 1998 on Form 10-Q (File No. 0-16516) dated November 11, 1998.

                 10-M. Second Amendment to Palm Desert Option Agreement and Second Amendment to Palm Desert Agreement for Purchase and Sale of Partnership Interests by the Partnership and Carlyle-XVII relating to the unaffiliated venture partner's option to purchase the Partnership and Carlyle-XVII's interest in the joint venture dated December 28, 1998 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-16516) dated January 13, 1999.

                 10-N. Partnership Interest Purchase Agreement relating to the sale of the Partnership and Carlyle-XV's interest in the NewPark Mall dated November 18, 1998 is filed herewith.

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

           ---------------------

           (b) On January 13, 1999, the Partnership filed a report on Form 8-K with respect to the sale of its interest in the joint venture that owned the Palm Desert Town Center on December 29, 1998. Such report on Form 8-K included a description of the sale.

     No annual report or proxy material for the fiscal year 1998 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI

             By:     JMB Realty Corporation
                     Corporate General Partner


                     GAILEN J. HULL
             By:     Gailen J. Hull
                     Senior Vice President
             Date:   March 22, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             By:     JMB Realty Corporation
                     Corporate General Partner

                     JUDD D. MALKIN*
             By:     Judd D. Malkin, Chairman and
                     Chief Financial Officer
             Date:   March 22, 1999

                     NEIL G. BLUHM*
             By:     Neil G. Bluhm, President and Director
             Date:   March 22, 1999

                     H. RIGEL BARBER*
             By:     H. Rigel Barber, Chief Executive Officer
             Date:   March 22, 1999

                     GLENN E. EMIG*
             By:     Glenn E. Emig, Chief Operating Officer
             Date:   March 22, 1999


                     GAILEN J. HULL
             By:     Gailen J. Hull, Senior Vice President
                     Principal Accounting Officer
             Date:   March 22, 1999

                     A. LEE SACKS*
             By:     A. Lee Sacks, Director
             Date:   March 22, 1999

                     STUART C. NATHAN*
             By:     Stuart C. Nathan, Executive Vice President
                       and Director
             Date:   March 22, 1999

             *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                     GAILEN J. HULL
             By:     Gailen J. Hull, Attorney-in-Fact
             Date:   March 22, 1999

             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVI

                             EXHIBIT INDEX
                             -------------


                                        DOCUMENT
EXHIBIT                                 INCORPORATED   SEQUENTIALLY
NO.      EXHIBIT                        BY REFERENCE   NUMBERED PAGE
-------  -------                        ------------   -------------

  3-A.   Amended and Restated Agree-
         ment of Limited Partnership
         of the Partnership                  Yes

  3-B.   Acknowledgement of rights
         and duties of the General
         Partners of the Partnership         Yes

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

10-J.    Modification to Reserve Escrow
         Agreement relating to the
         260 Franklin Street Building
         dated August 8, 1997                Yes

10-K.    Palm Desert Option Agreement and
         and Palm Desert Agreement for
         Purchase and Sale of Partnership
         Interests                           Yes

10-L.    First Amendment to Palm Desert
         Option Agreement and First
         Amendment to Palm Desert
         Agreement for Purchase and
         Sale of Partnership Interests       Yes

10-M.    Second Amendment to Palm Desert
         Option Agreement and Second
         Agreement to Palm Desert
         Agreement for Purchase and
         Sale of Partnership Interests       Yes

10-N.    Partnership Interest Purchase
         Agreement relating to sale
         of Interest in NewPark Mall          No

 21.     List of Subsidiaries                 No

 24.     Powers of Attorney                   No

 27.     Financial Data Schedule              No


     ---------------------